Form 10-Q
period 2003-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 11
filed 2004-02-11
CIK 1253328

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from ________ to ___________

                        Commission file number: 333-67670


                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 11
                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 12

                     California                         72-1566909
                                                        72-1566910
       (State or other jurisdiction of               (I.R.S. Employer
         incorporation or organization)             Identification No.)


                              17782 Sky Park Circle
                              Irvine, CA 92614-6404
                    (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X       No
    ---------    ----

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes _____  No_ X
              -------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)
                       (A Development-Stage Enterprise)



                               INDEX TO FORM 10-Q

                                December 31, 2003





PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

              Balance Sheet, December 31, 2003...............................3

              Notes to Balance Sheet.........................................4

     Item 2.  Management's Discussion and Analysis of Financial
              Condition .....................................................9

     Item 3.  Quantitative and Qualitative Disclosures About Market Risks....9

     Item 4.  Controls and Procedures  ......................................9

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings.............................................10

     Item 2.  Changes in Securities and Use of Proceeds.....................10

     Item 3.  Defaults Upon Senior Securities...............................10

     Item 4.  Submission of Matters to a Vote of Security Holders...........10

     Item 5.  Other Information.............................................10

     Item 6.  Exhibits and Reports on Form 8-K..............................10

     Signatures.............................................................11

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)


                                 BALANCE SHEET

                                December 31, 2003
                                   (Unaudited)



ASSETS


Cash                                             $                   1,100
                                                  ------------------------

                                                 $                   1,100
                                                  ========================



LIABILITIES AND PARTNERS' EQUITY

Commitments and contingencies (Note 2)

Partners' equity (Note 1):
   General partner                               $                     100
   Limited partners                                                  1,000
                                                  ------------------------

     Total partners' equity                      $                   1,100
                                                  ========================




                    See accompanying notes to balance sheet
                                       3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                             NOTES TO BALANCE SHEET

                                December 31, 2003
                                   (unaudited)




NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

General
-------

The information contained in the following notes to the balance sheet is condensed from that which would appear in the annual financial statements; accordingly, the balance sheet included herein should be reviewed in conjunction with the October 31, 2003, audited balance sheet included in the Form S-11 filed with the Securities and Exchange Commission on December 24, 2003. In the opinion of the General Partner, the accompanying unaudited balance sheet contains all adjustments necessary to present fairly the financial position as of December 31, 2003.

Organization
------------

WNC Housing Tax Credit Fund, VI, L.P., Series 11, a development stage enterprise, (the "Partnership") was formed under the California Revised Limited Partnership Act on July 2, 2003, and commenced operations on January 5, 2004. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies (the "Local Limited Partnerships") which will own and operate multifamily housing complexes (the "Housing Complexes") that are eligible for low-income housing federal and, in certain cases, California income tax credits ("Low-Income Housing Credit").


WNC Housing Tax Credit Fund, VI, L.P., Series 12 ("Series 12") currently has no assets or liabilities and has had no operations. Accordingly, no financial information is included herein for Series 12.

The Partnership is comprised of one general partner and two initial limited partners.

The Partnership shall continue in full force and effect until December 31, 2065, unless terminated prior to that date, pursuant to the partnership agreement or law.

The balance sheet includes only activity relating to the business of the Partnership, and do not give effect to any assets that the partners may have outside of their interests in the Partnership, or to any obligations, including income taxes, of the partners.

Pursuant to the prospectus of the Partnership dated July 21, 2003, as amended December 24, 2003, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. Holders of Units are referred to herein as "Limited Partners." As of December 31, 2003 the Partnership had not commenced any activities in connection with the selling of limited partnership interests in the Partnership beyond the organization of the Partnership and filling preeffective supplement filings with the Securities and Exchange Commission. On January 5, 2004 the Partnership's Form S-11, filed with the Securities and Exchange Commission on December 24, 2003 was effective. The reader of this balance sheet should refer to the Form S-11, for a more thorough description of the Partnership, and the terms and provisions thereunder.

The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, cash available for distribution from the Partnership and Low-Income Housing Credits for the Partnership. Limited partners are to be allocated the remaining 99.9% of these items in proportion to their respective investments.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                             NOTES TO BALANCE SHEET

                                December 31, 2003
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

After the Limited Partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

Certain Risks and Uncertainties
-------------------------------

An investment in the Partnership and the Partnership's investments in Local Limited Partnerships and their Housing Complexes are subject to risks. These risks may impact the tax benefits of an investment in the Partnership, and the amount of proceeds available for distribution to the Limited Partners, if any, on liquidation of the Partnership's investments. Some of those risks include the following:

The Low-Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low-Income Housing Credits and the fractional recapture of Low-Income Housing Credits already taken. In most cases the annual amount of Low-Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a profit. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low-Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership expects to invest in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex will be subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low-Income Housing Credits, a fractional recapture of prior Low-Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership will be a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low-Income Housing Credits and recapture of Low-Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low-Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                             NOTES TO BALANCE SHEET

                                December 31, 2003
                                   (unaudited)


 NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
 -------------------------------------------------------------------------------

Certain Risks and Uncertainties, continued
------------------------------------------

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------

The Partnership intends to account for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership will review the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by a comparison of the carrying amount to future undiscounted net cash flows expected to be generated. If an investment is considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the investment exceeds fair value. The accounting policies of the Local Limited Partnership's are generally consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments will be capitalized as part of the investment account and will be amortized over 30 years.

Offering Expenses
-----------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with the selling of limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 13%, (excluding selling commissions and dealer manager fees) of the total offering proceeds. Offering expenses will be reflected as a reduction of limited partners' capital.

Use of Estimates
----------------

The preparation the balance sheet in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                             NOTES TO BALANCE SHEET

                                December 31, 2003
                                   (unaudited)

NOTE 2 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Effective January 5, 2004, the Partnership is offering up to 25,000 limited partnership units at $1,000 per unit (the "Units"). The balance sheet does not include certain Partnership legal, accounting, and other organization and offering costs paid and to be paid by the General Partner and/or affiliates of the General Partner. If the minimum offering amount of $1,400,000 is raised, the Partnership will be required to reimburse the General Partner and/or its affiliates for such fees out of the proceeds of the offering, up to certain maximum levels set forth below. In the event the Partnership is unable to raise the minimum offering amount, the General Partner will absorb all organization and offering costs.

The reader of this balance sheet should refer to the Form S-11, filed with the Securities and Exchange Commission on December 24, 2003, for a more thorough description of the Partnership, and the terms and provisions thereunder.

The Units are being offered by WNC Capital Corporation, a wholly owned subsidiary of the General Partner.

If the minimum offering amount of $1,400,000 is raised, the Partnership will be obligated to the General Partner or affiliates for certain acquisition, management and other fees as set forth below:

Acquisition and investment management fees up to 7%, as defined, of the gross proceeds from the sale of the Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships.

A non-accountable acquisition expense reimbursement equal to 2% of the gross proceeds from the sale of the Units.

Payment of a non-accountable organization and offering expense reimbursement, and reimbursement for dealer manager and selling expenses advanced by the General Partner or affiliates on behalf of the Partnership. These reimbursements plus all other organizational and offering expenses, inclusive of sales commissions and dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of Units.

An annual management fee not to exceed to 0.5% of the invested assets of the Local Limited Partnerships, as defined.

A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold by the Local Limited Partnerships. Payment of this fee is subordinated to the limited partners receiving distributions equal to their capital contributions and their return on investment (as defined in the Partnership's First Amended and Restated Agreement of Limited Partnership) and is payable only if services are rendered in the sales effort.

As of December 31, 2003, the General Partner had incurred costs of approximately $112,000 related to the start-up and organization of the Partnership. Such costs will be reimbursed by the Partnership to the General Partner, except that in the event that sales of the Units do not meet the minimum offering amount of $1,400,000, these costs will be borne in full by the General Partner.

The Partnership's prospectus went effective on January 5, 2004, accordingly, as of December 31, 2003 a total of 0 Units, totaling $0 in capital contributions, had been sold.

NOTE 3 - INCOME TAXES
---------------------

No provision for income taxes will be recorded in the financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)
                        (A Development-Stage Enterprise)

                             NOTES TO BALANCE SHEET

                                December 31, 2003
                                   (unaudited)

NOTE 4 - SUBSEQUENT EVENT
-------------------------

As of January  26,  2004,  the  Partnership  has  received  subscription  orders totaling  133  Units  for  $133,000  in  capital  contributions.  All  cash  and
Promissory Notes received from Limited Partners are deposited with the Partnership's Escrow Agent and held in escrow until such time as the funds are released in accordance with the Escrow Agreement. Limited Partner capital contributions are to be held in escrow until the minimum offering amount of $1,400,000 is achieved, at such time all cash and Promissory Notes held in escrow are to be released to the Partnership and subscribers for such Units shall be admitted to the Partnership as Additional Limited Partners within 15 days after the date of such release. Subscriptions for Units shall be accepted or rejected by the General Partner within 30 days after their receipt by the Partnership.

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

Forward Looking Statements

WNC Housing Tax Credit Fund VI, L.P. Series 11 ( The "Partnership") is a development stage enterprise as of December 31, 2003 and has only nominal funds as it has not yet commenced operations and the capital anticipated to be raised through its public offering of Units has not yet become available.

The Partnership plans to raise equity capital from investors by means of its public offering, and then to apply such funds, including the installment payments on the investor promissory notes as received, to the purchase price and acquisition fees and costs of local limited partnerships, reserves and expenses of the offering.

It is not expected that any of the local limited partnerships will generate cash from operations sufficient to provide distributions to investors in any significant amount. Cash from operations, if any, would first be used to meet operating expenses of the Partnerships. Operating expenses include the asset management fee.

Investments in local limited partnerships are not readily marketable. Such investments may be affected by adverse general economic conditions which, in turn, could substantially increase the risk of operating losses for the apartment complexes, the local limited partnerships and the Partnership. These problems may result from a number of factors, many of which cannot be controlled. Nevertheless, WNC & Associates, Inc. anticipates that capital raised from the sale of the Units will be sufficient to fund the Partnership's future investment commitments and proposed operations.

The capital needs and resources of the Partnership are expected to undergo major changes during its first several years of operations as a result of the completion of its offering of Units and its acquisition of investments. Thereafter, The Partnership' capital needs and resources are expected to be relatively stable.

Item 3: Quantitative and Qualitative Disclosures Above Market Risks

         Not Applicable

Item 4.  Controls and Procedures.

     Within the 90 days prior to the date of this report, the General Partners of the Partnership carried out an evaluation, under the supervision and with the participation of Associates' management, including Associates' Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rule 13a- 14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Partnership's disclosure controls and procedures are effective. There were no significant changes in the Partnership's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II.  Other Information

Item 1.  Legal Proceedings

         NONE

Item 2.  Changes in Securities and Use of Proceeds

         NONE

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.  Other Information

         NONE

Item 6.  Exhibits and reports on Form 8-K

(a)      Form 8-K.
         ---------

         NONE

(b)      Exhibits.
         ---------

31.1 Certification of the Principal Executive Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2 Certification of the Principal Financial Officer pursuant to Rule 13a-15(e) and 15d-15(e), as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1     Certification of the Principal  Executive Officer pursuant to 18 U.S.C.
         section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.2     Certification of the Principal  Financial Officer pursuant to 18 U.S.C.
         section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 11
-----------------------------------------------
(Registrant)

By:   WNC & Associates, Inc., General Partner




By:   /s/ Wilfred N. Cooper, Jr.
       -------------------------
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.


Date:  February 9, 2004



By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date:  February 9, 2004