Form 10-K
period 2004-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 11
filed 2004-07-06
CIK 1253328

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-K

                                   (Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                    For the fiscal year ended March 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

             For the transition period from __________ to __________

                       Commission file number: 333-107180
                                               333-107181

                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 11
                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 12
             (Exact name of registrant as specified in its charter)

                   California                                         72-1566909
                                                                      72-1566910
                 (State or other jurisdiction of                (I.R.S. Employer
               incorporation or organization)                Identification No.)

               17782 Sky Park Circle                                  92614-6404
               Irvine, CA                                             (Zip Code)
               (Address of principal executive offices)

                                 (714) 662-5565
                               (Telephone number)

           Securities registered pursuant to Section12(b) of the Act:

                                      NONE

           Securities registered pursuant to section12(g) of the Act:

                      UNITS OF LIMITED PARTNERSHIP INTEREST
                                (Title of Class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X          No
-------       -------
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

Indicate by check mark whether the registrant is an accelerated filer.
Yes            No  X
-------       --------
State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

                                  INAPPLICABLE


                       DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

                                      NONE.

PART 1.

Item 1.  Business

Organization

WNC Housing Tax Credit Fund, VI, L.P., Series 11 (the "Partnership") was formed under the California Revised Limited Partnership Act on July 20, 2003, and commenced operations on January 5, 2004. The Partnership was formed to invest primarily in other limited partnerships or limited liability companies (the "Local Limited Partnerships") which will own and operate multi-family housing complexes that are eligible for Federal low-income housing and, in certain cases, California low-income housing tax credits ("Low-Income Housing Credit").

WNC Housing Tax Credit Fund, VI, L.P., Series 12 ("Series 12") currently has no assets or liabilities and has had no operations. Accordingly, no financial information is included herein for Series 12.

The general partner of the Partnership is WNC National Partners, LLC (the "General Partner"). The general partner of the General Partner is WNC & Associates, Inc. ("Associates"). The chairman and the president of Associates own substantially all of the outstanding stock of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership has no employees of its own.

Pursuant to the prospectus of the Partnership dated July 31, 2003, as amended December 24, 2003, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. Holders of Units are referred to herein as "Limited Partners." Effective February 20, 2004, the Partnership had received the minimum subscriptions for units required to break escrow. Accordingly, from February 20, 2004 and through March 31, 2004, the Partnership has accepted subscriptions for 3,954 units, for which it has received $3,157,300 in cash, net of a $1,890 volume/dealer discount, $90,000 in promissory notes and $704,810 in amounts due from dealers receivable.

The Partnership shall continue in full force and effect until December 31, 2065, unless terminated prior to that date, pursuant to the partnership agreement or law.

Description of Business

The Partnership's principal business objective is to provide its Limited Partners with Low-Income Housing Credits. The Partnership's principal business therefore consists of investing as a limited partner or non-managing member in Local Limited Partnerships each of which owns and operates a multi-family housing complex (the "Housing Complexes") which qualify for the Low-Income Housing Credits. In general, under Section 42 of the Internal Revenue Code, an owner of low-income housing can receive the Low-Income Housing Credit to be used to reduce Federal taxes otherwise due in each year of a ten-year period. In general, under Section 17058 of the California Revenue and Taxation Code, an owner of low-income housing can receive the California Low-Income Housing Credit to be used against California taxes otherwise due in each year of a four-year period. Each Housing Complex is subject to a fifteen-year compliance period (the "Compliance Period"), and under state law may have to be maintained as low-income housing for 30 or more years.

In general, in order to avoid recapture of Low-Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended "by Supplements thereto" (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local GeneralPartners may occur during the Compliance

Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low-Income Housing Credits.

Certain Risks and Uncertainties

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

The Low-Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low-Income Housing Credits and the fractional recapture of Low-Income Housing Credits already taken. An individual Limited Partner's ability to use tax credits is limited. In most cases, the annual amount of Low Income Housing Credits that an individual Limited Partner can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership. Any transactions between the Partnership and Associates and its affiliates will entail conflicts of interest.

The Partnership expects to invest in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex will be subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low-Income Housing Credits, and a fractional recapture of prior Low-Income Housing Credits would occur. At any time, a foreclosure would result in a loss of the Partnership's investment in the Housing Complex. The Partnership will be a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low-Income Housing Credits and recapture of Low-Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

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

There are limits on the transferability of units, including a prohibition on the transfer of more than 50% of the Units in a 12-month period. No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Item 2. Properties

None

Item 3.  Legal Proceedings

None

Item 4.  Submission of Matters to a Vote of Security Holders

None

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

(a) The Units are not traded on a public exchange but are being sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Unit. Units can be assigned only if certain requirements in the Partnership Agreement are satisfied.

(b) At March 31, 2004, there were 186 Limited Partners and no assignees of Units who were not admitted as Limited Partners.

(c) The Partnership is not designed to provide cash distributions to Limited Partners in circumstances other than refinancing or disposition of its investments in Local Limited Partnerships. Any such distributions would be made in accordance with the terms of the Partnership Agreement

(d) No securities are authorized for issuance by the Partnership under equity compensation plans.

(e) No unregistered securities were sold by the Partnership during the year ended March 31, 2004.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

The Partnership conducted an offering pursuant to a registration statement (Commission File No. 333-107180), which was declared effective on January 5, 2004. As of March 31, 2004, the Partnership had received subscriptions for 3,954 Units, for an aggregate amount of capital contributions of $3,952,110 net of dealer discounts of $1,890. At March 31, 2004, approximately $512,130 was paid or due to Associates or WNC Capital Corporation, the dealer-manager for the offering, for selling commissions, wholesaling activities and in reimbursement of other organization and offering expenses and $90,000 was receivable from promissory notes as elected by Limited Partners upon their subscription. Included therein are selling commissions of approximately $274,890 which were paid or were to be paid to non-affiliates. At March 31, 2004, approximately $3,350,317 is invested or available to be invested in Local Limited Partnership Interests or Reserves as follows:



                                                            Paid or to be
                                                               Paid to         Paid or to be
                                                              Affiliates       Paid to Others          Total
                                                            ---------------    ---------------     ---------------

Acquisition Fees through 3/31/2004                        $        276,780   $                   $        276,780
Acquisition Costs through 3/31/2004                                 79,080                                 79,080
Reserves or cash available to be invested                                           2,994,457           2,994,547
                                                            ---------------    ---------------     ---------------

Total                                                     $        355,860   $      2,994,457    $      3,350,317
                                                            ===============    ===============     ===============

Item 6.  Selected Financial Data

Selected balance sheet information for the Partnership is as follows:


                                                                          -----------------------------------

                                                                             March 31          November 30,
                                                                               2004                2003
                                                                          ---------------     ---------------

ASSETS

Cash and cash equivalents                                               $      2,481,446    $          1,100
Amounts due from dealers and interest receivable                                 704,861                   -
Prepaid acquisition fees and costs                                               355,459
                                                                          ---------------     ---------------

                                                                        $      3,541,766    $          1,100
                                                                          ===============     ===============
LIABILITIES

Accrued fees and expenses due to
  General Partner and affiliates                                        $        191,850    $              -


PARTNERS' EQUITY (DEFICIT)                                                     3,349,916               1,100
                                                                          ---------------     ---------------

                                                                        $      3,541,766    $          1,100
                                                                          ===============     ===============

Selected results of operations, cash flows, and other information for thePartnership are as follows:

                                                                           For the period from
                                                                             January 5, 2004
                                                                            (date operations
                                                                                commenced) to
                                                                                March 31, 2004
                                                                          ----------------------

Loss from operations                                                    $                48,612
Equity in losses of limited partnerships                                                      -
                                                                          ======================

Net loss                                                                                 48,612
                                                                          ======================

Net loss allocated to:
  General partner                                                       $                    49
                                                                          ======================

  Limited partners                                                      $                48,631
                                                                          ======================

Net loss  per limited partner
  Unit                                                                  $                    23
                                                                          ======================

Outstanding weighted limited
  Partner units                                                                           2,094
                                                                          ======================


                                                                                   For the period from
                                                                                   January 5, 2004
                                                                                  (date operations
                                                                                   commenced) to
                                                                                   March 31, 2004
                                                                                 --------------------

Net cash provided by (used in):
  Operating activities                                                             $          (2,351)
  Investing activities                                                                      (288,270)
  Financing activities                                                                     2,770,967
                                                                                     ----------------

Net change in cash and cash
  equivalents                                                                              2,480,346

Cash and cash equivalents,
  beginning of period                                                                          1,100
                                                                                     ----------------

Cash and cash equivalents, end
  of period                                                                        $       2,481,446
                                                                                     ================

Low Income Housing Credits per Unit were as follows for the year and period ended December 31:

                                                                                       2003
                                                                                  ---------------

Federal                                                                         $              -
State                                                                                          -
                                                                                  ---------------

Total                                                                           $              -
                                                                                  ===============

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-K contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, our future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the low-income housing tax credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-K and in other reports we filed with the Securities and Exchange Commission. The following discussion should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

Critical Accounting Policies and Certain Risks and Uncertainties

The Partnership believes that the following discussion addresses its most significant accounting policies, which are the most critical to aid in fully understanding and evaluating the Partnership's reported financial results, and certain of the Partnership's risks and uncertainties.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

Method of Accounting For Investments in Limited Partnerships

The Partnership will account for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made or distributions received. The Partnership will review the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low-Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership and includes such reduction in equity in loss of limited partnerships. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments will be capitalized as part of the investment account and are being amortized over 30 years.


Equity in losses of the Local Limited Partnerships for each year ended March 31 will be recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership for each three-month period ended March 31. Management's estimate for the three-month period will be based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of the Local Limited Partnerships will be recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero will not be recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received from the Local Limited Partnerships will be accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero will be recognized as income.

Income Taxes

No provision for income taxes will be recorded in the financial statements as any liability and/or benefit for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

Certain Risks and Uncertainties

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

The Low-Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low-Income Housing Credits and the fractional recapture of Low-Income Housing Credits already taken. In most cases the annual amount of Low-Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing
Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

The Partnership expects to invest in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex will be subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining future Low-Income Housing Credits, a fractional recapture of prior Low-Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership will be a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, will be readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low-Income Housing Credits and recapture of Low-Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others. The Partnership has invested in no Local Limited Partnerships as of March 31, 2004.

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

Financial Condition

The Partnership's assets at March 31, 2004 consisted primarily of $2,481,446 in cash and cash equivalents, $704,810 in amounts due from dealers receivable, $51 in interest receivable, prepaid acquisition fees and costs of $355,459 net of amortization of $401. Liabilities at March 31, 2004 consisted of $191,850 in advances and other payables due to the General Partner or affiliates.

The Partnership offering of Units for sale to the public is ongoing, at March 31, 2004; total limited partner capital of $3,952,110 net of dealer and volume discounts of $1,890 was raised.

Pursuant to the prospectus of the Partnership dated July 31, 2003, as amended December 24, 2003, the Partnership commenced a public offering of 25,000 units of Limited Partnership Interest ("Units"), at a price of $1,000 per Unit. Holders of Units are referred to herein as "Limited Partners." Effective February 20, 2004, the Partnership had received the minimum subscriptions for units required to break escrow. Accordingly, from February 20, 2004 and through March 31, 2004, the Partnership has accepted subscriptions for 3,954 units, for which it has received $3,157,300 in cash, net of a $1,890 volume/dealer discount, $90,000 in promissory notes and $704,810 in subscriptions receivable.

Results of Operations

The Partnership commenced operations on January 5, 2004. Therefore, there are no comparative results of operations or financial condition from prior periods to report. A loss of approximately, $49,000 from operations occurred of which $47,000 was organization costs. In addition, there were no Low-Income Housing Credits available for allocation to the partners.

Liquidity and Capital Resources

The Partnership had cash used of approximately $(2,351) from operating, cash used in investing activities of approximately $(288,270) and cash provided by financing activities of approximately $2,771,000 for the period ended March 31, 2004.

The Partnership expects its future cash flows, together with its net available assets at March 31, 2004, to be sufficient to meet all currently foreseeable future cash requirements. This excludes amounts owed to Associates by the Partnership disclosed below.

Future Contractual Cash Obligations

As of March 31, 2004, the Partnership has the following contractual cash obligations:

                                        Total        < 1 year       1-3 years       3-5 years              5 years
   Other Long Term Liabilities
   Accounts Payable and
     Accrued Expenses (1)            $          -     $       -   $            -  $            -         $        -
   Accrued fees and expenses
     Due to GP and affiliates (1)         191,850       191,850                -                                  -
                                     ------------     ----------  --------------  ----------------        -----------
                                                                                               -

                                     $    191,850     $ 191,850   $            -  $            -         $        -
                                     ============     ==========  ==============  ================        ========--=

Off Balance Sheet Arrangements

The Partnership has no off-balance sheet arrangements.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

With that in mind, we will review the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. Our review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, we expect to proceed with efforts to liquidate those properties. Our objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors.

The Partnership has no Local Limited Partnership holdings as of March 31, 2004.

Impact of New Accounting Pronouncements

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

In December 2003, the FASB issued a revision of FIN 46 ("FIN 46R") to clarify some of its provisions. The revision results in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretations or the revised interpretations. However, all VIEs must be accounted for under the revised interpretations as of March 31, 2004, when FIN 46R is effective for the Partnership.

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary." Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that the adoption of the Interpretation will not have a material impact on the financial statements of the Partnerships.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk

NONE.

Item 8. Financial Statements and Supplementary Data

           REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANTING FIRM


To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 11


     We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 11 (a California Limited Partnership) (the "Partnership") as of March 31, 2004 and November 30, 2003, and the related statements of operations, partners' equity and cash flows for the period January 5, 2004 (date operations commenced) through March 31, 2004. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 11 (a California Limited Partnership) as of March 31, 2004 and November 30, 2003, and the results of its operations and its cash flows for the period January 5, 2004 (date operations commenced) through March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.





/s/ Reznick, Fedder & Silverman
Bethesda, Maryland
June 22, 2004

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                                 BALANCE SHEETS






                                                                                   -----------------------------
                                                                                    March 31,     November 30,
                                                                                       2004           2003
                                                                                   -------------  --------------
ASSETS

Cash and cash equivalents                                                        $    2,481,446 $         1,100
Amounts due from dealers and interest receivable (Note 4)                               704,861
Prepaid acquisition fees and costs (Note 2 )                                            355,459
                                                                                   -------------  --------------

                                                                                 $    3,541,766 $         1,100
                                                                                   =============  ==============

LIABILITIES AND PARTNERS' EQUITY
Liabilities:
Accrued fees and expenses due to General Partner
  And affiliates (Note 2)                                                        $      191,850 $             -

Commitments and contingencies (Note5)

Partners' equity (Notes 4 and 6)
   General partner                                                                         (414)            100
   Limited partners (25,000 units authorized, 3,954 and 0 units
       outstanding at March 31, 2004 and November 30, 2003, respectively)             3,350,330           1,000
                                                                                   -------------  --------------

     Total partners' equity                                                           3,349,916           1,100
                                                                                   -------------  --------------

                                                                                 $    3,541,766 $         1,100
                                                                                   =============  ==============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS

           For the Period January 5, 2004 (Date Operations Commenced)
                             through March 31, 2004




                                                                                  For The Period
                                                                                    January 5,
                                                                                    2004 (Date
                                                                                    Operations
                                                                                    Commenced)
                                                                                     through
                                                                                  March 31, 2004
                                                                                 -----------------

Interest income                                                                $               51
                                                                                 -----------------

Operating expenses:
    Amortization (Note 2)                                                                     401
    Organization costs                                                                     47,448
    Other                                                                                     814
                                                                                 -----------------

      Total operating expenses                                                              1,215
                                                                                 -----------------

Loss from operations                                                                      (48,612)

                                                                                 -----------------

Net loss                                                                       $          (48,612)
                                                                                 =================

Net income (loss) allocated to:
   General partner                                                             $              (49)
                                                                                 =================

   Limited partners                                                            $          (48,563)
                                                                                 =================

Net loss per limited partner unit                                              $              (23)
                                                                                 =================

Outstanding weighted limited partner units                                                  2,094
                                                                                 =================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                          STATEMENT OF PARTNERS' EQUITY

           For The Period January 5, 2004 (Date Operations Commenced)
                             through March 31, 2004

                                                               General            Limited              Total
                                                               Partner            Partner
                                                            --------------     ---------------     ---------------

Contribution from General Partner and initial
   limited partner                                        $           100    $          1,000    $          1,100
                                                            --------------     ---------------     ---------------

Partners' equity at November 30, 2003                                 100               1,000               1,100

Sale of limited partnership units (net of discounts
   of $1,890)                                                                       3,952,110           3,952,110

Sale of limited partnership units issued for
   promissory notes receivable (Note 4)                                               (90,000)            (90,000)

Offering expenses                                                    (465)           (464,217)           (464,682)

Net loss                                                              (49)            (48,563)            (48,612)
                                                            --------------      --------------     ---------------

Partners' equity (deficit) at March 31, 2004              $          (414)    $     3,350,330    $      3,349,916
                                                            ==============      ==============     ===============

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

           For The Period January 5, 2004 (Date Operations Commenced)
                             through March 31, 2004

                                                                                 For The Period
                                                                                   January 5,
                                                                                   2004 (Date
                                                                                   Operations
                                                                                   Commenced)
                                                                                    through
                                                                                 March 31, 2004
                                                                                -----------------

Cash flows from operating activities:
   Net loss                                                                   $          (48,612)
   Adjustments to reconcile net income (loss) to
     net cash provided by (used in) operating activities:
    Amortization                                                                             401
    Change in due to general partner and affiliates                                       45,860

                                                                                -----------------

Net cash provided by (used in) operating
  activities                                                                              (2,351)
                                                                                -----------------

Cash flows from investing activities:
   Prepaid acquisition costs and fees                                                   (288,270)
                                                                                -----------------

Cash flows from financing activities:
   Capital contributions received                                                      3,157,249
   Offering expenses                                                                    (386,282)
                                                                                -----------------

Net cash provided by financing activities                                              2,770,967
                                                                                -----------------

Net increase in cash and cash
  equivalents                                                                          2,480,346

Cash and cash equivalents, beginning of period                                             1,100
                                                                                -----------------

Cash and cash equivalents, end of period                                      $        2,481,446
                                                                                =================

SUPPLEMENTAL DISCLOSURE OF
   CASH FLOW INFORMATION
   Taxes paid                                                                 $              800
                                                                                =================

SIGNIFICANT NONCASH INVEST ING ACTIVITES
   Prepaid  acquisition  fees and expenses  included within due to general    $           67,590
     partner and affiliates
                                                                                =================


SIGNIFICANT NONCASH FINANCING ACTIVITES
   Offering   expenses   included  within  due  to  general  partners  and
     affiliates                                                               $           78,400
                                                                                =================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                          NOTES TO FINANCIAL STATEMENTS

           For The Period January 5, 2004 (Date Operations Commenced)
                             through March 31, 2004



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

WNC Housing Tax Credit Fund VI, L.P., Series 11, a California Limited Partnership (the "Partnership"), was formed on July 20, 2003 under the laws of the state of California, and commenced operations on January 5, 2004. The Partnership was formed to invest primarily in other limited partnerships and limited liability companies (the "Local Limited Partnerships") which own and operate multi-family housing complexes (the "Housing Complex") that are eligible for low-income housing tax credits. The local general partners (the "Local General Partners") of each Local Limited Partnership retain responsibility for maintaining, operating and managing the Housing Complex.

The general partner of the Partnership is WNC National Partners, LLC (the "General Partner".) The general partner of the General Partner is WNC & Associates, Inc. ("Associates"). The chairman and the president of Associates own substantially all of the outstanding stock of Associates. The initial limited partner is an affiliate of Associates. The business of the Partnership is conducted primarily through Associates, as the Partnership and General Partner have no employees of their own.

The Partnership shall continue in full force and effect until December 31, 2065, unless terminated prior to that date, pursuant to the partnership agreement or law.

The Partnership agreement authorizes the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of March 31, 2004, subscriptions for 3,954 Units had been accepted by the Partnership. The required minimum offering amount of $1,400,000 was achieved by February 20, 2004 (see Note 4). Holders of Units are referred to herein as "Limited Partners." The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

After the Limited Partners have received proceeds from a sale or refinancing equal to their capital contributions and their return on investment (as defined in the Partnership Agreement) and the General Partner has received proceeds equal to its capital contribution and a subordinated disposition fee (as described in Note 3) from the remainder, any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

Risks and Uncertainties

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

The Low Income Housing Credit rules are extremely complicated. Noncompliance with these rules results in the loss of future Low Income Housing Credits and the fractional recapture of Low Income Housing Credits already taken. In most cases the annual amount of Low Income Housing Credits that an individual can use is limited to the tax liability due on the person's last $25,000 of taxable income. The Local Limited Partnerships may be unable to sell the Housing
Complexes at a price which would result in the Partnership realizing cash distributions or proceeds from the transaction. Accordingly, the Partnership may be unable to distribute any cash to its investors. Low Income Housing Credits may be the only benefit from an investment in the Partnership.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

           For The Period January 5, 2004 (Date Operations Commenced)
                             through March 31, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Risks and Uncertainties, continued

The Partnership will invest in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership's ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years, the loss of any remaining Low Income Housing Credits, a fractional recapture of prior Low Income Housing Credits, and a loss of the Partnership's investment in the Housing Complex would occur. The Partnership is a limited partner or non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership's investments in Local Limited Partnerships, nor the Local Limited Partnerships' investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Credits and recapture of Low Income Housing Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

The ability of Limited Partners to claim tax losses from the Partnership is limited. The IRS may audit the Partnership or a Local Limited Partnership and challenge the tax treatment of tax items. The amount of Low Income Housing Credits and tax losses allocable to the investors could be reduced if the IRS were successful in such a challenge. The alternative minimum tax could reduce tax benefits from an investment in the Partnership. Changes in tax laws could also impact the tax benefits from an investment in the Partnership and/or the value of the Housing Complexes.

No trading market for the Units exists or is expected to develop. Investors may be unable to sell their Units except at a discount and should consider their Units to be a long-term investment. Individual investors will have no recourse if they disagree with actions authorized by a vote of the majority of Limited Partners.

Exit Strategy

The IRS compliance period for low-income housing tax credit properties is generally 15 years from occupancy following construction or rehabilitation completion. WNC was one of the first in the industry to offer investments using the tax credit. Now these very first programs are completing their compliance period.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

           For The Period January 5, 2004 (Date Operations Commenced)
                             through March 31, 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Exit Strategy, continued

With that in mind, the Partnership will review the Partnership's holdings, with special emphasis on the more mature properties including those that have satisfied the IRS compliance requirements. The Partnership's review will consider many factors including extended use requirements on the property (such as those due to mortgage restrictions or state compliance agreements), the condition of the property, and the tax consequences to the investors from the sale of the property.

Upon identifying those properties with the highest potential for a successful sale, refinancing or syndication, the Partnership expects to proceed with efforts to liquidate those properties. The Partnership's objective is to maximize the investors' return wherever possible and, ultimately, to wind down those funds that no longer provide tax benefits to investors.

Method of Accounting for Investments in Limited Partnerships

The Partnership will account for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership will review the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low-Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership and includes such reduction in equity in loss of limited partnerships. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (Notes 2 and 3).

Equity in losses of limited partnerships for each year and period ended March 31 will be recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period will be based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.


Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could materially differ from those estimates.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

           For The Period January 5, 2004 (Date Operations Commenced)
                             through March 31, 2004

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2004, the Partnership had no cash equivalents. The Partnership has not experience any losses in such accounts.

Concentration of Credit Risk

At March 31, 2004, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

Net Income Loss Per Limited Partner Unit

Net income loss per limited partner unit is calculated pursuant to Statement of Financial Accounting Standards No. 128, Earnings Per Share. Net income loss per unit includes no dilution and is computed by dividing income and/or loss available to limited partners by the weighted average number of units outstanding during the period. Calculation of diluted net income loss per unit is not required.

Income Taxes

No provision for income taxes has been recorded in the accompanying financial statements as any liability and/or benefits for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN46"), "Consolidation of Variable Interest Entities." FIN 46 provides guidance on when a company should include the assets, liabilities, and activities of a variable interest entity ("VIE") in its financial statements and when it should disclose information about its relationship with a VIE. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it absorbs the majority of the entity's expected losses, the majority of the expected returns, or both.

In December 2003, the FASB issued a revision of FIN 46 ("FIN 46R") to clarify some of its provisions. The revision results in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretations or the revised interpretations. However, all VIEs must be accounted for under the revised interpretations as of March 31, 2004, when FIN 46R is effective for the Partnership.

This Interpretation would require consolidation by the Partnership of certain Local Limited Partnerships' assets and liabilities and results of operations if the Partnership determined that the Local Limited Partnership was a VIE and that the Partnership was the "Primary Beneficiary". Minority interests may be recorded for the Local Limited Partnerships' ownership share attributable to other investors. Where consolidation of Local Limited Partnerships is not required, additional financial information disclosures of Local Limited Partnerships may be required. The Partnership has assessed the potential consolidation effects of the Interpretation and preliminarily concluded that the adoption of the Interpretation will not have a material impact on the financial statements of the Partnerships.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

           For The Period January 5, 2004 (Date Operations Commenced)
                             through March 31, 2004

NOTE 2 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

          Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. For the period ended March 31, 2004, the Partnership incurred acquisition fees of $276,780, which are included in prepaid acquisition fees and costs. Accumulated amortization of this capitalized cost was $312, as of March 31, 2004.

          Acquisition costs of 2% of the gross proceeds from the sale of Units as a non-accountable expense reimbursement in connection with the acquisition of Local Limited Partnerships. For the period ended March 31, 2004, the Partnership incurred acquisition costs of $79,080, which are included in prepaid acquisition fees and costs.. Accumulated amortization of this capitalized cost was $89, as of March 31, 2004.

          Selling commissions of 7% of the gross proceeds from the sale of the Units of the payable to WNC Capital Corp. advanced by the General Partner or affiliates on behalf of the Partnership. For the period ended March 31, 2004, the Partnership incurred selling commissions of $274,890.

          A non-accountable organization and offering and underwriting expense reimbursement, collectively equal to 4% of the gross proceeds from the sale of the Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership. For the period ended March 31, 2004, the Partnership incurred non-accountable organization and offering and underwriting expense reimbursement costs totaling $158,160 and dealer manager fees totaling $79,080. All other organizational and offering expenses, inclusive of the non-accountable organization and offering and underwriting expense reimbursement, and dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Units.

          An annual asset management fee not to exceed 0.5% of the invested assets (defined as the sum of the Partnership's investment in Local Limited Partnerships, plus the revenues of the Partnership of up to 5% of gross Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans on, and other debts related to, the Housing Complexes) of the Local Limited Partnerships. No asset management fees have been incurred during the period ended March 31, 2004.

          The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expenses reimbursements were approximately $800 for the period January 5, 2004 (date operations commenced) through March 31, 2004.

          A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No disposition fees have been incurred during the period ended March 31, 2004.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

           For The Period January 5, 2004 (Date Operations Commenced)
                             through March 31, 2004


NOTE 2 - RELATED PARTY TRANSACTIONS, continued


The accrued fees and expenses due to General Partner and affiliates consist of the following at March 31, 2004.

                                                                               ---------------

Acquisition fees payable                                                  $            52,570
Acquisition expenses payable                                                           15,020
Organizational and offering costs payable                                              45,060
Commissions payable                                                                    78,400
Reimbursements for expenses paid by the General Partner or an affiliate                   800
                                                                               ---------------

                                                                          $           191,850
                                                                               ===============

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

           For The Period January 5, 2004 (Date Operations Commenced)
                             through March 31, 2004

NOTE 3 - INCOME TAXES

No provision for income taxes has been recorded in the accompanying financial statements as any liability for income taxes is the obligation of the partners of the Partnership.

NOTE 4 - AMOUNTS DUE FROM DEALERS AND NOTES RECEIVABLE

As of March 31, 2004, the Partnership had received subscriptions for 3,954 units which included amounts due from dealers totaling $704,810 and promissory notes of $90,000, of which all receivable amounts due from the dealers were collected and $0 of the promissory notes were collected after March 31, 2004 and prior to the issuance of these financial statements, leaving an unpaid balance of $90,000. Limited partners who subscribed for ten or more units of limited partnerships interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than 13 months after the subscription date.

NOTE 5 - COMMITMENTS AND CONTINGINCIES

From April 1, 2004 to June 18, 2004, the Partnership acquired three Local Limited Partnership interests which required capital contributions of $2,644,970. Of this amount, $264,080 has been contributed during the period from April 1, 2004 to June 18, 2004.

NOTE 6 - SUBSEQUENT EVENT (UNAUDITED)

From April 1, 2004 to June 18, 2004, the Partnership received subscriptions for an additional 3,167 units, an equity of $3,166,230, net of $770 discounts, of which it has received $2,828,500 in cash, $75,000 in notes receivable and $262,730 in subscriptions receivable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

NOT APPLICABLE

Item 9a. Controls and Procedures

Associates, on behalf of the Partnership, maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Partnership's periodic reports filed with the Securities and Exchange Commission ("SEC") is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to the Partnership's management as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, Associates recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives and Associates necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on their most recent evaluation, which was completed within 90 days of the filing of this Annual Report on Form 10-K, the persons performing functions similar to that of a principal executive officer and principal financial officer for the partnerships believe that the Partnership's disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There were no significant changes in internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation.

PART III

Item 10. Directors and Executive Officers of the Registrant

(a) Identification of Directors, (b) Identification of Executive Officers, (c) Identification of Certain Significant Employees, (d) Family Relationships, and (e) Business Experience

The Partnership has no directors, executive officers or employees of its own. The following biographical information is presented for the directors, executive officers and significant employees of Associates, which has principal responsibility for the Partnership's affairs.

Associates is a California corporation which was organized in 1971. Its officers and significant employees are:
Wilfred N. Cooper, Sr.                Chairman of the Board
Wilfred N. Cooper, Jr.                President and Chief Executive Officer
David N. Shafer, Esq.                 Executive Vice President and Director of Asset Management
Sylvester P. Garban                   Senior Vice President - Institutional Investments
Thomas J. Riha, CPA                   Senior Vice President - Chief Financial Officer
David C. Turek                        Senior Vice President - Originations
Michael J. Gaber                      Senior Vice President - Acquisitions
Diemmy T. Tran                        Vice President - Portfolio Management

In addition to Wilfred N. Cooper,  Sr., the directors of Associates  are Wilfred
N. Cooper, Jr., David N. Shafer, and Kay L. Cooper. The principal shareholder of Associates is a trust established by Wilfred N. Cooper, Sr. and Kay Cooper.

Wilfred N. Cooper, Sr., age 73, is the founder and Chairman of the Board of Directors of Associates, a Director of WNC Capital Corporation, and a general partner in some of the partnerships previously sponsored by Associates. Mr. Cooper has been actively involved in the affordable housing industry since 1968. Previously, during 1970 and 1971, he was founder and a principal of Creative Equity Development Corporation, a predecessor of Associates, and of Creative Equity Corporation, a real estate investment firm. For 12 years before that, Mr. Cooper was employed by Rockwell International Corporation, last serving as its manager of housing and urban developments where he had responsibility for factory-built housing evaluation and project management in urban planning and development. He has testified before committees of the U.S. Senate and the U.S. House of Representatives. Mr. Cooper is a Life Director of the National Association of Home Builders and a National Trustee for NAHB's Political Action Committee, and the Chairman of NAHB's Multifamily Council. He is a Director of the National Housing Conference and a member of NHC's Executive Committee, and a founder and Director of the California Housing Consortium. He is the husband of Kay Cooper and the father of Wilfred N. Cooper, Jr. Mr. Cooper graduated from Pomona College in 1956 with a Bachelor of Arts degree.

Wilfred N. Cooper, Jr., age 41, is President, Chief Executive Officer, Secretary, a Director and a member of the Acquisition Committee of Associates. He is President of, and a registered principal with, WNC Capital Corporation, and is a Director of WNC Management, Inc. He has been involved in real estate investment and acquisition activities since 1988 when he joined Associates. Previously, he served as a Government Affairs Assistant with Honda North America in Washington, D.C. Mr. Cooper is a member of the Editorial Advisory Boards of Affordable Housing Finance and LIHC Monthly Report, a Steering Member of the Housing Credit Group of the National Association of Home Builders, an Alternate Director of NAHB, a member of the Advisory Board of the New York State Association for Affordable Housing and a member of the Urban Land Institute. He is the son of Wilfred Cooper, Sr. and Kay Cooper. Mr. Cooper graduated from The American University in 1985 with a Bachelor of Arts degree.

David N. Shafer, age 51, is Executive Vice President, a Director, Director of Asset Management and a member of the Acquisition Committee of Associates, and a Director and Secretary of WNC Management, Inc. Mr. Shafer has been active in the real estate industry since 1984. Before joining Associates in 1990, he was engaged as an attorney in the private practice of law with a specialty in real estate and taxation. Mr. Shafer is a Director and President of the California Council of Affordable Housing, and a member of the State Bar of California. Mr. Shafer graduated from the University of California at Santa Barbara in 1978 with a Bachelor of Arts degree, from the New England School of Law in 1983 with a Juris Doctor degree cum laude and from the University of San Diego in 1986 with a Master of Law degree in Taxation.

Sylvester P. Garban, age 58, is Senior Vice President - Institutional Investments of Associates Mr. Garban has been involved in real estate investment activities since 1978. Before joining Associates in 1989, he served as Executive Vice President with MRW, Inc., a real estate development and management firm. Mr. Garban is a member of the National Association of Affordable Housing Lenders and the Financial Planning Association. He graduated from Michigan State University in 1967 with a Bachelor of Science degree in Business Administration.

Thomas J. Riha, age 48, is Senior Vice President - Chief Financial Officer and a member of the Acquisition Committee of Associates and President, Treasurer and a Director of WNC Management, Inc. He has been involved in real estate acquisition and investment activities since 1979. Before joining Associates in 1994, Mr. Riha was employed by Trust Realty Advisor, a real estate acquisition and management company, last serving as Vice President - Operations. He is a Director of the Task Force on Housing Credit Certification of the National Association of Home Builders. Mr. Riha graduated from the California State University, Fullerton in 1977 with a Bachelor of Arts degree cum laude in Business Administration with a concentration in Accounting and is a Certified Public Accountant and a member of the American Institute of Certified Public Accountants.

David C. Turek, age 49, is Senior Vice President - Originations of Associates. His experience with real estate investments and finance has continued since 1976, and he has been employed by Associates since 1996. Previously, from 1995 to 1996, Mr. Turek served as a consultant for a national tax credit sponsor where he was responsible for on-site feasibility studies and due diligence analyses of tax credit properties. From 1992 to 1995 he served as Executive Vice President for Levcor, Inc., a multi-family development company, and from 1990 to 1992 he served as Vice President for the Paragon Group where he was responsible for tax credit development activities. He is a Director of the National Housing and Rehabilitation Association, the Rural Rental Housing Association of Texas, and the Alabama Council of Affordable Rental Housing. Mr. Turek graduated from Southern Methodist University in 1976 with a Bachelor of Business Administration degree.

Michael J. Gaber, age 38, is Senior Vice President - Acquisitions and a member of the Acquisition Committee of Associates. Mr. Gaber has been involved in real estate acquisition, valuation and investment activities since 1989 and has been associated with Associates since 1997. Prior to joining Associates, he was involved in the valuation and classification of major assets, restructuring of debt and analysis of real estate taxes with H.F. Ahmanson & Company, parent of Home Savings of America. Mr. Gaber graduated from the California State

University, Fullerton in 1991 with a Bachelor of Science degree in Business Administration - Finance.

Diemmy T. Tran, age 38, is Vice President - Portfolio Management of Associates. She is responsible for overseeing portfolio management and investor reporting for all WNC funds, and for monitoring investment returns for all WNC institutional funds. Ms. Tran has been involved in real estate asset management and finance activities for 12 years. Prior to joining Associates in 1998, Ms. Tran served as senior asset manager for a national Tax Credit sponsor and as an asset specialist for the Resolution Trust Corporation where she was responsible for the disposition and management of commercial loan and REO portfolios. Ms. Tran is licensed as a California real estate broker. She graduated from California State University, Northridge in 1989 with a Bachelor of Science degree in finance and a minor in real estate.

Kay L. Cooper, age 67, is a Director of Associates. Mrs. Cooper was the sole proprietor of Agate 108, a manufacturer and retailer of home accessory products, from 1975 until its sale in 1998. She is the wife of Wilfred Cooper, Sr. and the mother of Wilfred Cooper, Jr. Ms. Cooper graduated from the University of Southern California in 1958 with a Bachelor of Science degree.

(f)  Involvement in Certain Legal Proceedings

     Inapplicable.

(g)  Promoters and Control Persons

     Inapplicable


(h) Audit Committee Financial Expert, and (I) Identification of the Audit Committee

     Neither the Partnership nor Associates has an audit committee.

(i)  Changes to Nominating Procedures

     Inapplicable

(j)  Code of Ethics

     The Partnership has adopted a Code of Ethics which applies to the Chief Executive Officer and Chief Financial Officer of Associates. The Code of Ethics will be provided without charge to any person who requests it. Such request should be directed to: Shelly Taylor, Director of Investor Services, 714 662-5565 extension 118.


Item 11.  Executive Compensation

     The Partnership has no officers, employees, or directors. However, under the terms of the Partnership Agreement the Partnership is obligated to the General Partner or its affiliates for the following fees:

(a) Organization and Offering Expenses. A non-accountable organization and offering expense reimbursement equal to 3% of the gross proceeds from the sale of the Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Units, non-accountable underwriting expense equal to 1% % of the gross proceeds from the sale of the Units and reimbursement for retail selling commissions equal to 7% of the gross proceeds from the sale of the Units advanced by the General Partner or affiliates on behalf of the Partnership. This reimbursement plus all other organizational and offering expenses, inclusive of the non-accountable organization and offering expense reimbursement, and the dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Units.

          As of March 31, 2004, the following organization and offering expenses were paid or accrued to affiliates of the General Partner as follows:

                           Description                        Affiliate                                Amount

                           Non-accountable O & O              WNC & Associates, Inc.                   $118,620
                           Non-accountable O & O              WNC Capital Corp.                          39,540
                           Dealer Manager Fee                 WNC Capital Corp.                          79,080
                           Sales Commissions                  WNC Capital Corp.                         274,890
                                                                                                       --------
                              Total                                                                    $512,130
                                                                                                       ========

          (b) Acquisition Fees. Acquisition fees in an amount equal to 7.0% of the gross proceeds of the Partnership's Offering ("Gross Proceeds"). As of March 31, 2004 the aggregate amount of acquisition fees paid or accrued was approximately $277,000.

          (c) Acquisition Expense. The Partnership reimbursed the General Partner for acquisition expenses, on a non-accountable basis, in an amount equal to 2% of the Gross Proceeds, pursuant to the terms of the partnership agreement. As of March 31, 2004, the aggregate amount of acquisition fees paid or accrued was approximately $79,000.

          (d) Annual Asset Management Fee. An annual asset management fee accrues in an amount equal to 0.5% of the Invested Assets of the Partnership. "Invested Assets" is defined as the sum of the Partnership's Investment in Local Limited Partnerships, plus the reserves of the Partnership of up to 5% of gross Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans and other debts related to the Housing Complexes owned by such Local Limited Partnerships. No fees were incurred for the period January 5, 2004 (date operations commenced) through March 31, 2004.

          (e) Operating Expenses. The Partnership reimbursed the General Partner or its affiliates for operating expenses of approximately $800 period January 5, 2004 (date operations commenced) through March 31, 2004, expended by such persons on behalf of the Partnership.

          (f) Subordinated Disposition Fee. A subordinated disposition fee in an amount equal to 1% of the sale price maybe received in connection with the sale or disposition of an Apartment Complex or Local Limited Partnership Interest. Subordinated disposition fees will be subordinated to the prior return of the Limited Partners' capital contributions and payment of the Return on Investment to the Limited Partners. "Return on Investment" means an annual, cumulative but not compounded, "return" to the Limited Partners (including Low-Income Housing Credits) as a class on their adjusted capital contributions commencing for each Limited Partner on the last day of the calendar quarter during which the Limited Partner's capital contribution is received by the Partnership, calculated at the following rates: (i) 11% through December 31, 2010, and (ii) 6% for the balance of the Partnerships term. No disposition fees have been incurred.

          (g) Interest in Partnership. The General Partner will receive 0.1% of the Low-Income Housing Credits. No Low-Income Housing Credits were allocated for the period ended December 31, 2003. The General Partners is also entitled to receive a percentage of cash distributions. There were no distributions of cash owed to the General Partner during the period January 5, 2004 (date operations commenced) through March 31, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)  Securities Authorized for Issuance Under Equity Compensation Plans

     Inapplicable

(b)  Security Ownership of Certain Beneficial Owners

     No person is known to own beneficially in excess of 5% of the outstanding Units.

(c)  Security Ownership of Management

     Neither the General Partner, its affiliates, nor any of the officers or directors of the General Partner or its affiliates own directly or beneficially any Units in the Partnership.

(d)  Changes in Control

     The management and control of the General Partner and of Associates and their affiliates may be changed at any time in accordance with their respective organizational documents, without the consent or approval of the Limited Partners. In addition, the Partnership Agreement provides for the admission of one or more additional and successor General Partners in certain circumstances.

     First, with the consent of any other General Partners and a majority-in-interest of the Limited Partners, any General Partner may designate one or more persons to be successor or additional General Partners. In addition, any General Partner may, without the consent of any other General Partner or the Limited Partners, (i) substitute in its stead as General Partner any entity which has, by merger, consolidation or otherwise, acquired substantially all of its assets, stock or other evidence of equity interest and continued its business, or (ii) cause to be admitted to the Partnership an additional General Partner or Partners if it deems such admission to be necessary or desirable so that the Partnership will be classified a partnership for Federal income tax purposes. Finally, a majority-in-interest of the Limited Partners may at any time remove the General Partner of the Partnership and elect a successor General Partner.

Item 13. Certain Relationships and Related Transactions

Associates manages all of the Partnership's affairs. The transactions with the Associates are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner's interest in the Partnership, as discussed in Item 11 and in the notes to the Partnership's financial statements.

Item 14  Principal Accountant Fees and Services

No fees were paid to the Fund's independent registered public accounting firm for the period ending March 31, 2004. The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Fund's independent auditors are preapproved by the General Partner.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1)    Financial statements included in Part II hereof:

          Report of Independent Registered Public Accounting Firm
          Balance Sheets, March 31, 2004 and November 30, 2003
          Statement  of  Operations  for  the  period  January  5,  2004,  (Date
            Operations Commenced) through March 31, 2004
          Statement  of  Partners'  Equity for the period  January 5, 2004 (Date
            Operations Commenced) through March 31, 2004
          Statement  of  Cash  Flows  for  the  period  January  5,  2004  (Date
            Operations Commenced) through March 31, 2004
          Notes to Financial Statements

(a)(2)    Financial statement schedules:

          NONE

 (b)      Reports on Form 8-K.

          NONE

(c)       Exhibits.

          31.1 Certification of the Principal Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

          31.2 Certification of the Principal Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

          32.1 Section 1350 Certification. (filed herewith)

          32.2 Section 1350 Certification. (filed herewith)

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

         By:      WNC National Partners, LLC
                  General Partner

         By:      WNC & Associates, Inc.,
                  General Partner

         By:      /s/ Wilfred N. Cooper, Jr.
                  Wilfred N. Cooper, Jr.,
                  President of WNC & Associates, Inc.

Date:  June 29, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By:      /s/ Wilfred N. Cooper, Jr.
         Wilfred N. Cooper, Jr.,
         Chief Executive Officer, President and Director of
         WNC & Associates, Inc. (principal executive officer)

Date:  June 29, 2004


By:      /s/ Thomas J. Riha
         Thomas J. Riha,
         Senior Vice-President - Chief Financial Officer of
         WNC & Associates, Inc. (principal financial officer and principal accounting officer)

Date:  June 29, 2004

By:      /s/ Wilfred N. Cooper, Sr.
         Wilfred N. Cooper, Sr.,
         Chairman of the Board of WNC & Associates, Inc.

Date:  June 29, 2004
By:      /s/ David N. Shafer
         David N Shafer,
         Director of WNC & Associates, Inc.

Date:  June 29, 2004