Form 10-Q
period 2004-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 11
filed 2004-08-27
CIK 1253328

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   (Mark One)

|X|QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2004

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
Yes     X     No
    ---------    ----------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

Yes           No      X
    ---------    ----------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                    For the Three Months Ended June 30, 2004

                 See accompanying notes to financial statements



PART I. FINANCIAL INFORMATION
Series 11
---------
     Item 1. Financial Statements

             Balance Sheets
              June 30, 2004 and March 31, 2004.................................3

             Statements of Operations
              For the Three Months Ended June 30, 2004 ........................4

             Statement of Partners' Equity (Deficit)
              For the Three Months Ended June 30, 2004 ........................5

             Statement of Cash Flows
              For the Three months Ended June 30, 2004 ........................6

              Notes to Financial Statements....................................7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition ......................................................16

     Item 3.  Quantitative and Qualitative Disclosures Above Market Risks.....17

     Item 4.  Controls and Procedures.........................................17

Series 12
---------
Series 12 currently has no assets or liabilities and has had no operations. Accordingly no financial information is included herein for Series 12.

PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................18

     Item 2.  Changes in Securities and Use of Proceed........................18

     Item 3.  Defaults Upon Senior Securities.................................18

     Item 4.  Submission of Matters to a Vote of Security Holders.............18

     Item 5.  Other Information...............................................18

     Item 6.  Exhibits and Reports on Form 8-K................................18

     Signatures...............................................................19


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                                 BALANCE SHEETS

             For the Periods Ended June 30, 2004 and March 31, 2004






                                                              June 30, 2004              March 31, 2004
                                                              -------------              --------------
                                                                (unaudited)
ASSETS

Cash and cash equivalents                              $              5,120,260    $               2,481,446
Amounts due from dealers and interest receivable                        476,496                      704,861
Investments in limited partnerships, net                              2,954,636                            -
Prepaid acquisition fees and costs                                      382,623                      355,459
Loans receivable (Note 7)                                               175,000                            -
Due from affiliate (Note 3)                                               7,950                            -
                                                         ------------------------    ------------------------

                                                       $              9,116,965    $               3,541,766
                                                         ========================    ========================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)
Liabilities:
   Accrued fees and expenses due to
      General Partner and affiliates (Note 3)          $                186,427    $                 191,850
   Payables to limited partnerships (Note 4)                          2,335,890                            -
                                                         ------------------------    ------------------------

      Total liabilities                                               2,522,317                      191,850
                                                         ------------------------    ------------------------

Commitments and contingencies

Partners' equity (deficit)
General Partner                                                              16                         (414)
Limited partners (25,000 units authorized
7,778 units issued and outstanding at
  June 30, 2004)                                                      6,594,632                    3,350,330
                                                         ------------------------    ------------------------

Total partners' equity                                                6,594,648                    3,349,916
                                                         ------------------------    ------------------------

                                                       $              9,116,965    $               3,541,766
                                                         ========================    ========================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS

                    For the Three Months Ended June 30, 2004


                                                                              2004
                                                                         Three Months
                                                                --------------------------------

Interest income                                               $                          1,839
                                                                --------------------------------

Operating expenses:
  Amortization (Note 2)                                                                  3,838
  Asset management fees (Note 3)                                                         1,657
  Legal and accounting                                                                       -
  Organization costs                                                                    27,552
                                                                --------------------------------

    Total operating expenses                                                            33,047
                                                                --------------------------------

Loss from operations                                                                   (31,208)

Equity in losses of
  limited partnerships (Note 2)                                                         (3,492)
                                                                --------------------------------

Net loss                                                      $                        (34,700)
                                                                ================================

Net loss allocated to:
  General partner                                             $                            (35)
                                                                ================================

  Limited partners                                            $                        (34,665)
                                                                ================================

Net loss per limited partnership unit                         $                             (6)
                                                                ================================

Outstanding weighted limited
  partner units                                                                          6,035
                                                                ================================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                    For the Three Months Ended June 30, 2004

                                   (unaudited)

                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners'(deficit) equity at March 31, 2004          $           (414)    $      3,350,330      $        3,349,916

Sales of Limited Partnerships units,
     net of discounts of $770                                       -            3,823,230               3,823,230

Less Limited Partnership units issued for
     promissory notes receivable (Note 6)                           -              (75,000)                (75,000)
Offering expenses                                                 465             (469,263)               (468,798)

Net loss                                                          (35)             (34,665)                (34,700)
                                                       ---------------      ----------------      ------------------

Partners' equity at June 30, 2004                    $             16     $      6,594,632      $        6,594,648
                                                       ===============      ================      ==================


                 See accompanying notes to financial statements
                                       5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                    For the Three Months Ended June 30, 2004


    Cash flows from operating activities:
      Net loss                                                                 $             (34,700)
        Adjustments to reconcile net loss to net
            Cash used in operating activities:
            Amortization                                                                       3,838
            Equity in loss of limited partnerships                                             3,492
            Change in due from affiliate                                                      (7,950)
            Change in accrued fees and expense due to
              General Partner and affiliates                                                  (5,423)
                                                                                 --------------------

                 Net cash used in operating activities                                       (40,743)
                                                                                 --------------------

    Cash flows from investing activities:
        Investments in limited partnerships                                                 (309,080)
        Acquisition fees and costs                                                          (316,996)
        Prepaid acquisition fees and costs                                                   (27,164)
        Loans receivable                                                                    (175,000)
                                                                                 --------------------

    Net cash used in investing activities                                                   (828,240)
                                                                                 --------------------

    Cash flows from financing activities:
        Capital contribution received                                                      3,976,595
        Offering expenses                                                                   (468,798)
                                                                                 --------------------

    Net cash provided by financing activities                                              3,507,797
                                                                                 --------------------

    Net increase in cash and cash equivalents                                              2,638,814

    Cash and cash equivalents, beginning of period                                         2,481,446
                                                                                 --------------------

    Cash and cash equivalents, end of period                                   $           5,120,260
                                                                                 ====================

    SIGNIFICANT NONCASH INVESTING ACTIVITIES
    Prepaid acquisition fees and expenses included within
      due to general partner and affiliates                                    $              82,890
                                                                                 ====================

    SIGNIFICANT NONCASH FINANCING ACTIVITIES
    Offering expenses included within due to general partners
       and affiliates                                                          $             101,880
                                                                                 ====================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                    For the Three Months Ended June 30, 2004



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

General
-------

The information contained in the following notes to the balance sheet is condensed from that which would appear in the annual financial statements; accordingly, the balance sheet included herein should be reviewed in conjunction with the March 31, 2004. In the opinion of the General Partner, the accompanying unaudited balance sheet contains all adjustments necessary to present fairly the financial position as of June 30, 2004.

Organization
------------

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

The Partnership agreement authorizes the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of June 30, 2004, subscriptions for 7,778 Units had been accepted by the Partnership. The required minimum offering amount of $1,400,000 was achieved by February 20, 2004 (see Note 4). Holders of Units are referred to herein as "Limited Partners." The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                    For the Three Months Ended June 30, 2004




NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Description of Business
-----------------------

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

In general, in order to avoid recapture of Low-Income Housing Credits, the Partnership does not expect that it will dispose of its interests in Local Limited Partnerships ("Local Limited Partnership Interests") or approve the sale by any Local Limited Partnership of its Housing Complex prior to the end of the applicable Compliance Period. Because of (i) the nature of the Housing Complexes, (ii) the difficulty of predicting the resale market for low-income housing 15 or more years in the future, and (iii) the ability of government lenders to disapprove of transfer, it is not possible at this time to predict whether the liquidation of the Partnership's assets and the disposition of the proceeds, if any, in accordance with the Partnership's Agreement of Limited Partnership, as amended "by Supplements thereto" (the "Partnership Agreement"), will be able to be accomplished promptly at the end of the 15-year period. If a Local Limited Partnership is unable to sell its Housing Complex, it is anticipated that the local general partner ("Local General Partner") will either continue to operate such Housing Complex or take such other actions as the Local General Partner believes to be in the best interest of the Local Limited Partnership. Notwithstanding the preceding, circumstances beyond the control of the General Partner or the Local General Partners may occur during the
Compliance Period, which would require the Partnership to approve the disposition of a Housing Complex prior to the end thereof, possibly resulting in recapture of Low-Income Housing Credits.

Risks and Uncertainties
-----------------------

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

The Partnership will invest in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                    For the Three Months Ended June 30, 2004



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Risks and Uncertainties, continued
----------------------------------

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

Exit Strategy
-------------

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                    For the Three Months Ended June 30, 2004



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Method of Accounting for Investments in Limited Partnerships
------------------------------------------------------------

The Partnership accounts for its investments in limited partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships' results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the product of the remaining future Low-Income Housing Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership and includes such reduction in equity in loss of limited partnerships. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments are capitalized as part of the investment account and are being amortized over 30 years (Notes 2 and 3).

Equity in losses of limited partnerships for each year and period ended March 31 will be recorded by the Partnership based on nine months of reported results provided by the Local Limited Partnerships for each year ended December 31 and on three months of results estimated by management of the Partnership. Management's estimate for the three-month period will be based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. In instances where acquisitions of limited partnership interest are acquired during the year, equity in losses of these limited partnerships are been based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Use of Estimates
----------------

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

Offering and Organization Expenses
----------------------------------

Offering expenses consist of underwriting commissions, legal fees, printing, filing and recordation fees, and other costs incurred in connection with selling limited partnership interests in the Partnership. The General Partner is obligated to pay all offering and organization costs in excess of 13% (excluding sales commissions and the dealer manager fee) of the total offering proceeds. Offering expenses are reflected as a reduction of partners' capital.

Organization costs are expensed as incurred by the Partnership.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                    For the Three Months Ended June 30, 2004



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2004, the Partnership had no cash equivalents. The Partnership has not experience any losses in such accounts.

Concentration of Credit Risk
----------------------------

At June 30, 2004, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

Net Income Loss Per Limited Partner Unit
----------------------------------------

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

Income Taxes
------------

No provision for income taxes has been recorded in the accompanying financial statements as any liability and/or benefits for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

New Accounting Pronouncements
-----------------------------

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

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                    For the Three Months Ended June 30, 2004



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

On June 9, 2004, the Partnership acquired limited partnership interests in three Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 167 apartment units. As of June 30, 2004, the three Housing Complexes are operating with rehabilitation occurring around the existing tenants. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

Equity in losses of limited partnerships for the quarter ended June 30, 2004 has been based on either actual unaudited results reported by the Local Limited
Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of the Local Limited Partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of June 30, 2004, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in local limited partnerships as of:

                                                                       June 30, 2004       March 31, 2004
                                                                       ---------------    -------------------------

Investments in limited partnerships, beginning of period             $              -   $                -
Capital contributions paid, net                                               309,080                    -

Capital contributions payable                                               2,335,890                    -
Equity in losses of limited partnerships                                       (3,492)                   -
Capitalized acquisition fees and costs                                        316,996                  401
Amortization of capitalized acquisition fees and costs                         (3,838)                (401)
                                                                       ---------------    -------------------------

Investments in limited partnerships, end of period                   $      2,954,636   $                -
                                                                       ===============    =========================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                    For the Three Months Ended June 30, 2004



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected unaudited financial information for the three months ended June 30, 2003 from the combined financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENT OF OPERATIONS
                   ------------------------------------------

             Revenues                                                           $$     38,000
                                                                                 --------------
             Expenses:
               Interest expense                                                         7,000
               Depreciation and amortization                                            9,000
               Operating expenses                                                      26,000
                                                                                 --------------
             Total expenses                                                            42,000
                                                                                 --------------

             Net loss                                                           $$     (4,000)
                                                                                 ==============

             Net loss allocable to the Partnership                              $$     (4,000)
                                                                                 ==============

             Net loss recorded by the Partnership                               $$     (4,000)
                                                                                 ==============


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of June 30, 2004 and March 31, 2004, the Partnership incurred acquisition fees of $544,460 and $276,780, respectively. As of June 30, 2004 and March 31, 2004, $297,596 and $276,468 of which are included in prepaid acquisition fees and costs and $246,864 and $312, respectively, was included in investment in limited partnerships. Accumulated amortization of this capitalized cost was $3,297 and $312, as of June 30, 2004 and March 31, 2004, respectively.

Acquisition costs of 2% of the gross proceeds from the sale of Units as a non-accountable expense reimbursement in connection with the acquisition of Local Limited Partnerships. As of June 30, 2004 and March 31, 2004, the Partnership incurred acquisition costs of $155,560 and $79,080, respectively. As of June 30, 2004 and March 31, 2004, $85,027 and $78,991 were included in prepaid acquisition fees and costs and $70,533 and $89, respectively, were included in investment in limited partnerships. Accumulated amortization of this capitalized cost was $942 and $89 as of June 30, 2004 and March 31, 2004, respectively.

Selling commissions of 7% of the gross proceeds from the sale of the Units is payable to WNC Capital Corp. As of June 30, 2004 and March 31, 2004 the Partnership incurred selling commissions of $541,800 and $274,890, respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                    For the Three Months Ended June 30, 2004


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

A non-accountable organization and offering and underwriting expense reimbursement, collectively equal to 4% of the gross proceeds from the sale of the Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership. As of June 30, 2004 and March 31, 2004, the Partnership incurred non-accountable organization and offering and underwriting expense reimbursement costs totaling $311,120 and $158,160, respectively; dealer manager fees totaling $155,560 and $79,080, respectively. All other organizational and offering expenses, inclusive of the non-accountable organization and offering and underwriting expense reimbursement, and dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Units.

An annual asset management fee not to exceed 0.5% of the invested assets (defined as the sum of the Partnership's investment in Local Limited Partnerships, plus the revenues of the Partnership of up to 5% of gross Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans on, and other debts related to, the Housing Complexes) of the Local Limited Partnerships. Management fee of $1,657 was incurred in the three months ended June 30, 2004. The Partnership paid the General Partner or its affiliates $0 of these fees during the three months ended June 30, 2004.

The Partnership will reimburse the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. The Partnership paid $7,950 for operating expenses reimbursements that were subsequently reclassified to non-accountable acquisition costs. Accordingly, the reclassified amount is refundable to the Partnership and has been classified as due from affiliate at June 30, 2004.

A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No disposition fees have been incurred during the period ended June 30, 2004.

The accrued fees and expenses due to General Partner and affiliates consist of the following at June 30, 2004 and March 31, 2004.

                                                                                June30, 2004       March 31, 2004
                                                                               ---------------    ------------------

Acquisition fees payable                                                      $        64,470    $           52,570
Acquisition expenses payable                                                           18,420                15,020
Organizational and offering costs payable                                              55,260                45,060
Commissions payable                                                                    46,620                78,400
Asset management fee payable                                                            1,657                     -
Reimbursements for expenses paid by the General Partner or an affiliate                     -                   800
                                                                               ---------------    ------------------

                                                                              $       186,427    $          191,850
                                                                               ===============    ==================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                    For the Three Months Ended June 30, 2004




NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships amounting to $2,335,890 and $0 at June 30, 2004 and March 31, 2004, respectively, represents amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

NOTE 5 - INCOME TAXES
---------------------

No provision for income taxes will be recorded in the financial statements as any liability and/or benefit for income taxes flows to the partners of the Partnership and is their obligation and/or benefit. For income tax purposes the Partnership reports on a calendar year basis.

NOTE 6 - AMOUNTS DUE FROM DEALERS AND NOTES RECEIVABLE
------------------------------------------------------

As of June 30, 2004, the Partnership had received subscriptions for 7,778 units which included amounts due from dealers totaling $476,000, of which all receivable amounts due from the dealers were collected after June 30, 2004. Limited partners who subscribed for ten or more units of limited partnerships interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than 13 months after the subscription date.

NOTE 7 - LOANS RECEIVABLE
-------------------------

Loans receivable represents amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate, which is equal to the rate charged to the holder. At June 30, 2004, loans receivable of $175,000 were due from one Local Limited Partnership in which the Partnership had not acquired a limited partnership interest.


NOTE 8 - SUBSEQUENT EVENT (UNAUDITED)
-------------------------------------

From July 1, 2004 to August 8, 2004, the Partnership received subscriptions for an additional 1,181units, an equity of $1,181,000, net of $0 discounts, of which it has received $644,000 in cash, $30,000 in notes receivable and $507,000 in subscriptions receivable

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and other discussions elsewhere in this Form 10-Q contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

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

The following discussion and analysis should be read in conjunction with the Financial Statements and the Notes thereto included elsewhere in this filing.

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

Financial Condition

The Partnership's assets at June 30, 2004 consisted primarily of $5,120,000 in cash, $175,000 in loans receivable, amounts due from dealers of $476,000, prepaid acquisition fees and costs of $383,000, and aggregate investments in three Local Limited Partnerships of $2,955,000. Liabilities at December 31, 2003 primarily consisted of $2,336,000 in capital contributions due to limited partnerships and $186,000 in accrued fees due to the General Partner or affiliates.

Results of Operations

The Partnership commenced operations on January 5, 2004 and had no operations to report for June 30, 2003. As a result, there are no comparative results of operations or financial condition from prior periods to report.

The Partnership's net loss for the three months ended June 30, 2004 was $(35,000). The net loss is due to loss from operations of $(31,000) and equity in losses from limited partnerships of $(3,000). The partnership's operating expenses consisted of amortization, asset management fees, and other operating expenses, offset by interest income.

Cash Flows

Net increase in cash during the three month period ended June 30, 2004 was $2,639,000. Net cash flows used in investing activities was $(828,000) for the three month period ended June 30, 2004. Net cash flows used in investing activity consisted of $(309,000) for investment in lower tier partnerships, $(317,000) for acquisition fees and costs, $(27,000) for prepaid acquisition fees and costs to the general partner and $(175,000) loans advanced to limited partnerships. Net cash flows provided by financing activities of $3,508,,000 during the three month period ended June 30, 2004, consisted of net sales of limited partnership units of $3,748,000, collection of subscriptions receivable of $229,000, less offering expenses of $(469,000). Cash used in operating activities consisted principally of organizational expenses of $(28,000).

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

Item 3:  Quantitative and Qualitative Disclosures Above Market Risks

         Not Applicable

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, the Partnership's General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates carried out an evaluation of the effectiveness of the Fund's "disclosure controls and procedures" as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Principal Financial Officer have concluded that as of the end of the period covered by this report, the Partnership's disclosure controls and procedures were adequate and effective in timely alerting them to material information relating to the Partnership required to be included in the Partnership's periodic SEC filings.

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended June 30, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II.  Other Information

Item 1.   Legal Proceedings

          NONE

Item 2.   Changes in Securities and Use of Proceeds

          NONE

Item 3.   Defaults Upon Senior Securities

          NONE

Item 4.   Submission of Matters to a Vote of Security Holders

          NONE

Item 5.   Other Information

          NONE

Item 6.   Exhibits and reports on Form 8-K

(a)       Form 8-K.
          ---------

          Current Report dated June 9, 2004, filed June 18, 2004.

(b)       Exhibits.

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

99.1 Amended and Restated Agreement of Limited Partnership of FDI-BB 2003, Ltd. Filed as Exhibit 99.1 to the Current Report on Form 8-K dated June 9, 2004 is hereby incorporated herein by reference as Exhibit 99.1.

99.2 Amended and Restated Agreement of Limited Partnership of FDI-CC 2003, Ltd. Filed as Exhibit 99.2 to the Current Report on Form 8-K dated June 9, 2004 is hereby incorporated herein by reference as Exhibit 99.2.

99.3 Amended and Restated Agreement of Limited Partnership of FDI-WC 2003, Ltd. Filed as Exhibit 99.3 to the Current Report on Form 8-K dated June 9, 2004 is hereby incorporated herein by reference as Exhibit 99.3.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., Series 11
-----------------------------------------------
(Registrant)

By:   WNC & Associates, Inc., General Partner



By:   /s/ Wilfred N. Cooper, Jr.
      --------------------------
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.


Date:  August 27, 2004



By:   /s/ Thomas J. Riha
      ------------------
Thomas J. Riha
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date:  August 27, 2004