Form 10-Q
period 2004-09-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 11
filed 2004-11-22
CIK 1253328

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                               INDEX TO FORM 10-Q

                   For the Six Months Ended September 30, 2004



PART I. FINANCIAL INFORMATION
Series 11
---------
     Item 1. Financial Statements

             Balance Sheets
              September 30, 2004 and March 31, 2004............................3

             Statements of Operations
              For the Three Months and Six months Ended September 30, 2004 ....4

             Statement of Partners' Equity (Deficit)
              For the Six Months Ended September 30, 2004 .....................5

             Statement of Cash Flows
              For the Six Months Ended September 30, 2004 .....................6

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

     Item 2.  Changes in Securities and Use of Proceed........................18

     Item 3.  Defaults Upon Senior Securities.................................18

     Item 4.  Submission of Matters to a Vote of Security Holders.............18

     Item 5.  Other Information...............................................18

     Item 6.  Exhibits........................................................19

     Signatures...............................................................20

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                                 BALANCE SHEETS

           For the Periods Ended September 30, 2004 and March 31, 2004





                                                           September 30, 2004            March 31, 2004
                                                         ------------------------    ------------------------
                                                               (unaudited)
ASSETS

Cash and cash equivalents                              $              8,068,646    $               2,481,446
Amounts due from dealers and interest receivable                        878,216                      704,861
Investments in limited partnerships, net                              6,920,395                            -
Prepaid acquisition fees and costs                                      439,627                      355,459
Loans receivable (Note 7)                                               175,000                            -
                                                         ------------------------    ------------------------

                                                       $             16,481,884    $               3,541,766
                                                         ========================    ========================


LIABILITIES AND PARTNERS' EQUITY (DEFICIT)


Liabilities:
   Accrued fees and expenses due to
      General Partner and affiliates (Note 3)          $                244,379    $                 191,850
   Payables to limited partnerships (Note 4)                          5,194,819                            -
                                                         ------------------------    ------------------------

      Total liabilities                                               5,439,198                      191,850
                                                         ------------------------    ------------------------

Commitments and contingencies

Partners' equity (deficit)
General Partner                                                             (51)                        (414)
Limited partners (25,000 units authorized,
13,209 and 3,954 units issued and outstanding at
  September 30, 2004 and March 31, 2004)                             11,042,737                    3,350,330
                                                         ------------------------    ------------------------

Total partners' equity                                               11,042,686                    3,349,916
                                                         ------------------------    ------------------------

                                                       $             16,481,884    $               3,541,766
                                                         ========================    ========================

                 See accompanying notes to financial statements
                                        3

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS

              For the Three and Six Months Ended September 30, 2004


                                                            2004                      2004
                                                        Three Months               Six Months
                                                       --------------             ------------

Interest income                                     $           9,545        $            11,384
                                                      -----------------         ------------------

Operating expenses:
  Amortization (Note 2)                                         5,322                      9,160
  Asset management fees (Note 3)                               10,497                     12,154
  Legal and accounting                                         18,882                     18,882
  Other                                                         8,766                     36,318
                                                      -----------------         ------------------

    Total operating expenses                                   43,467                     76,514
                                                      -----------------         ------------------

Loss from operations                                          (33,922)                   (65,130)
                                                      -----------------         ------------------

Equity in losses of
  limited partnerships (Note 2)                               (33,725)                   (37,217)
                                                      -----------------         ------------------

Net loss                                            $         (67,647)        $         (102,347)
                                                      =================         ==================

Net loss allocated to:
  General partner                                   $             (68)        $             (102)
                                                      =================         ==================

  Limited partners                                  $         (67,579)        $         (102,245)
                                                      =================         ==================

Net loss per limited partnership unit               $              (7)        $              (13)
                                                      =================         ==================

Outstanding weighted limited
  partner units                                                 9,578                      8,115
                                                      =================         ==================

                 See accompanying notes to financial statements
                                        4

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Six Months Ended September 30, 2004

                                   (unaudited)


                                                          General               Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners'(deficit) equity at March 31, 2004          $          (414)     $      3,350,330      $        3,349,916

Sales of Limited Partnerships units,
     net of discounts of 11,630                                    -             9,243,370               9,243,370

Less Limited Partnership units issued for
     promissory notes receivable (Note 6)                          -              (284,675)               (284,675)

Offering expenses                                                465            (1,164,043)             (1,163,578)

Net loss                                                        (102)             (102,245)               (102,347)
                                                       ---------------      ----------------      ------------------

Partners' equity (deficit) at September 30, 2004     $           (51)     $     11,042,737      $       11,042,686
                                                       ===============      ================      ==================


                 See accompanying notes to financial statements
                                        5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                   For the Six Months Ended September 30, 2004




    Cash flows from operating activities:
      Net loss                                                                 $            (102,347)
        Adjustments to reconcile net loss to net
            Cash used in operating activities:
            Amortization                                                                       9,160
            Equity in loss of limited partnerships                                            37,217
            Change in interest receivable                                                     (1,790)
            Change in accrued fees and expense due to
              General Partner and affiliates                                                  52,529
                                                                                 --------------------

                 Net cash used in operating activities                                        (5,231)
                                                                                 --------------------

    Cash flows from investing activities:
        Investments in limited partnerships                                               (1,025,871)
        Capitalized acquisition fees and costs                                              (746,082)
        Prepaid acquisition fees and costs                                                   (84,168)
        Loans receivable                                                                    (175,000)
                                                                                 --------------------

    Net cash used in investing activities                                                 (2,031,121)
                                                                                 --------------------

    Cash flows from financing activities:
        Sales of limited partner units, net of contributions
          receivable and subscriptions receivable                                          8,787,130
        Offering expenses                                                                 (1,163,578)
                                                                                 --------------------

    Net cash provided by financing activities                                              7,623,552
                                                                                 --------------------

    Net increase in cash and cash equivalents                                              5,587,200

    Cash and cash equivalents, beginning of period                                         2,481,446
                                                                                 --------------------

    Cash and cash equivalents, end of period                                   $           8,068,646
                                                                                 ====================

    SIGNIFICANT NONCASH INVESTING ACTIVITIES
    Prepaid acquisition fees and expenses included within
      due to general partner and affiliates                                    $              85,680
                                                                                 ====================

    SIGNIFICANT NONCASH FINANCING ACTIVITIES
    Offering expenses included within due to general partners
       and affiliates                                                          $             140,920
                                                                                 ====================

                See accompanying notes to financial statements

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                         NOTES TO FINANCIAL STATEMENTS

                   For the Six Months Ended September 30, 2004



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

General
-------

The information contained in the following notes to the balance sheet is condensed from that which would appear in the annual financial statements; accordingly, the balance sheet included herein should be reviewed in conjunction with the March 31, 2004. In the opinion of the General Partner, the accompanying unaudited balance sheet contains all adjustments necessary to present fairly the financial position as of September 30, 2004.

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

The Partnership agreement authorizes the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of September 30, 2004, subscriptions for 13,209 Units had been accepted by the Partnership. The required minimum offering amount of $1,400,000 was achieved by February 20, 2004 (see Note 4). Holders of Units are referred to herein as "Limited Partners." The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

                   For the Six Months Ended September 30, 2004




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

                   For the Six Months Ended September 30, 2004


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

                   For the Six Months Ended September 30, 2004


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

                  For the Six Months Ended September 30, 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of September 30, 2004, the Partnership had no cash equivalents. The Partnership has not experience any losses in such accounts.

Concentration of Credit Risk
----------------------------

At September 30, 2004, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

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

                 For the Six Months Ended September 30, 2004



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

On June 9, 2004, the Partnership acquired limited partnership interests in three Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 167 apartment units. As of September 30, 2004, the three Housing Complexes are operating with rehabilitation occurring around the existing tenants. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

Equity in losses of limited partnerships for the quarter ended September 30, 2004 has been based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of the Local Limited Partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of September 30, 2004, no investment accounts in Local Limited Partnerships had reached a zero balance.

 The following is a summary of the equity method activity of the investments in local limited partnerships as of:

                                                                       September 30, 2004        March 31, 2004
                                                                       -------------------   ----------------------

Investments in limited partnerships, beginning of period             $              -       $           -
Capital contributions paid, net                                             1,025,871                   -
Capital contributions payable                                               5,194,819                   -
Equity in losses of limited partnerships                                      (37,217)                  -
Capitalized acquisition fees and costs                                        746,082                   -
Amortization of capitalized acquisition fees and costs                         (9,160)                  -
                                                                       -------------------    ----------------------

Investments in limited partnerships, end of period                   $      6,920,395       $           -
                                                                       ===================    ======================

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   For the Six Months Ended September 30, 2004


NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected unaudited financial information for the six months ended September 30, 2004 from the combined financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                   COMBINED CONDENSED STATEMENT OF OPERATIONS
                   ------------------------------------------



             Revenues                                                            $    217,000
                                                                                 --------------
             Expenses:
               Interest expense                                                        39,000
               Depreciation and amortization                                           48,000
               Operating expenses                                                     167,000
                                                                                 --------------
             Total expenses                                                           254,000
                                                                                 --------------

             Net loss                                                            $    (37,000)
                                                                                 ==============

             Net loss allocable to the Partnership                               $    (37,000)
                                                                                 ==============

             Net loss recorded by the Partnership                                $    (37,000)
                                                                                 ==============


NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of September 30, 2004 and March 31, 2004, the Partnership incurred acquisition fees of $922,530 and $276,780, respectively. As of September 30, 2004 and March 31, 2004, $341,932 and $276,468 of which are included in prepaid acquisition fees and costs and $580,598 and $312, respectively, was included in investment in limited partnerships. Accumulated amortization of this capitalized cost was $7,436 and $312, as of September 30, 2004 and March 31, 2004, respectively.

Acquisition costs of 2% of the gross proceeds from the sale of Units as a non-accountable expense reimbursement in connection with the acquisition of Local Limited Partnerships. As of September 30, 2004 and March 31, 2004, the Partnership incurred acquisition costs of $263,580 and $79,080, respectively. As of September 30, 2004 and March 31, 2004, $97,695 and $78,991 were included in prepaid acquisition fees and costs and $165,885 and $89, respectively, were included in investment in limited partnerships. Accumulated amortization of this capitalized cost was $2,125 and $89 as of September 30, 2004 and March 31, 2004, respectively.

Selling commissions of 7% of the gross proceeds from the sale of the Units is payable to WNC Capital Corp. As of September 30, 2004 and March 31, 2004 the Partnership incurred selling commissions of $912,520 and $274,890, respectively.

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                     NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   For the Six Months Ended September 30, 2004


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

A non-accountable organization and offering and underwriting expense reimbursement, collectively equal to 4% of the gross proceeds from the sale of the Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership. As of September 30, 2004 and March 31, 2004, the Partnership incurred non-accountable organization and offering and underwriting expense reimbursement costs totaling $527,160 and $158,160, respectively; dealer manager fees totaling $263,580 and $79,080, respectively. All other organizational and offering expenses, inclusive of the non-accountable organization and offering and underwriting expense reimbursement, and dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Units.

An annual asset management fee not to exceed 0.5% of the invested assets (defined as the sum of the Partnership's investment in Local Limited Partnerships, plus the revenues of the Partnership of up to 5% of gross Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans on, and other debts related to, the Housing Complexes) of the Local Limited Partnerships. Management fee of $12,154 was incurred in the six months ended September 30, 2004. The Partnership paid the General Partner or its affiliates $0 of these fees during the six months ended September 30, 2004.

A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No disposition fees have been incurred during the period ended September 30, 2004.

The accrued fees and expenses due to General Partner and affiliates consist of the following at September 30, 2004 and March 31, 2004.

                                                                           September 30, 2004         March 31, 2004
                                                                           --------------------     -----------------

Acquisition fees payable                                                 $               66,640     $          52,570
Acquisition expenses payable                                                             19,040                15,020
Organizational and offering costs payable                                                57,120                45,060
Commissions payable                                                                      83,800                78,400
Asset management fee payable                                                             12,154                     -
Reimbursements for expenses paid by the
 General Partner or an affiliate                                                          5,625                   800
                                                                          ----------------------     -----------------

                                                                         $              244,379     $         191,850
                                                                          ======================     =================

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships amounting to $5,194,819 and $0 at September 30, 2004 and March 31, 2004, respectively, represents amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

                WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   For the Six Months Ended September 30, 2004



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

NOTE 6 - AMOUNTS DUE FROM DEALERS AND NOTES RECEIVABLE
------------------------------------------------------

As of September 30, 2004, the Partnership had received subscriptions for 13,209 units which included amounts due from dealers totaling $876,375, of which all receivable amounts due from the dealers were collected after September 30, 2004. Limited partners who subscribed for ten or more units of limited partnerships interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than 13 months after the subscription date.

NOTE 7 - LOANS RECEIVABLE
-------------------------

Loans receivable represents amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate, which is equal to the rate charged to the holder. At September 30, 2004, loans receivable of $175,000 were due from one Local Limited Partnership in which the Partnership had not acquired a limited partnership interest.


NOTE 8 - SUBSEQUENT EVENT (UNAUDITED)
-------------------------------------

From October 1, 2004 to November 9, 2004, the Partnership received subscriptions for an additional 2,419 units, an equity of $2,411,475, net of $7,525 discounts, of which it has received $2,188,200 in cash, $188,275 in notes receivable and subscriptions receivable of $35,000.

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

Subsequent written and oral forward looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports we filed with the Securities and Exchange Commission.

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

Financial Condition

The Partnership's assets at September 30, 2004 consisted primarily of $8,069,000 in cash, $175,000 in loans receivable, amounts due from dealers of $876,000, prepaid acquisition fees and costs of $440,000, and aggregate investments in six Local Limited Partnerships of $6,920,000. Liabilities at September 30, 2004 primarily consisted of $5,195,000 in capital contributions due to limited partnerships and $244,000 in accrued fees due to the General Partner or affiliates.

Results of Operations

The Partnership commenced operations on January 5, 2004 and had no operations to report for June 30, 2003. As a result, there are no comparative results of operations or financial condition from prior periods to report.

The Partnership's net loss for the three months ended September 30, 2004 was $(68,000). The net loss is due to loss from operations of $(34,000) and equity in losses from limited partnerships of $(34,000). The partnership's operating expenses consisted of amortization, asset management fees, and other operating expenses, offset by interest income.

The Partnership's net loss for the six months ended September 30, 2004 was $(102,000). The net loss is due to loss from operations of $(65,000) and equity in losses from limited partnerships of $(37,000). The partnership's operating expenses consisted of amortization, asset management fees, and other operating expenses, offset by interest income.

Cash Flows

Net increase in cash during the six months ended September 30, 2004 was $5,587,000. Net cash flows used in investing activities was $(2,031,000) for the six month period ended September 30, 2004. Net cash flows used in investing activity consisted of $(1,026,000) for investments in local limited partnerships, $(746,000) for capitalized acquisition fees and costs, $(84,000) for prepaid acquisition fees and costs to the general partner and $(175,000) in loans advanced to a local limited partnership. Net cash flows provided by financing activities of $7,624,000 during the six months ended September 30, 2004, consisted of net sales of limited partnership units of $8,787,000 less offering expenses of $(1,164,000).

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

Item 3. Quantitative and Qualitative Disclosures Above Market Risks

        Not Applicable

Item 4. Controls and Procedures

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended September 30, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II.  Other Information

Item 1.   Legal Proceedings

          NONE

Item 2.   Changes in Securities and Use of Proceeds

(a)-(e)    NONE

(f)      Use of Proceeds

         (1) The effective date of the Securities Act registration statement is January 5, 2004 for WNC Housing Tax Credit Fund VI, L.P., Series 11 and Series 12.

         (2) WNC Housing Tax Credit Fund VI, L.P., Series 11 commenced its offering on January 5, 2004. WNC Housing Tax Credit Fund VI, L.P., Series 12 commenced its offering after September 30, 2004 and prior to the issuance of these financial statements.

          (3)  Inapplicable

          (4)  (i)  Neither offering was terminated as of September 30, 2004.

               (ii) The  dealer   manager  for  each  offering  is  WNC  Capital
                    Corporation, an affiliate of the general partner.

               (iii)The  title of the  class of  securities  registered  by each
                    Series is Units of Limited Partnership Interest.

               (iv) WNC Housing Tax Credit  Fund VI L.P.,  Series 11  registered
                    25,000 Units at an aggregate price of $25,000,000. As of September 30, 2004 13,209 Units were sold by Series 11 aggregating $13,195,480. WNC Housing Tax Credit Fund VI, L.P., Series 12 registered 25,000 Units at an aggregate price of $25,000,000. As of September 30, 2004 no Units had been sold as the offering had not commenced as of that date.

               (v) As of September 30, 2004 WNC Housing Tax Credit Fund VI, L.P., Series 11 has incurred $912,520 for retail selling commissions to unaffiliated persons, dealer manager fees to the dealer manager of $263,580 and a non-accountable organization and offering expense of $527,160 to the dealer manager. WNC Housing Tax Credit Fund VI, L.P., Series 12 has incurred no expenses as of September 30, 2004.

               (vi) The net offering  proceeds to Series 11after all expenses as stated above in (f) (4) (v) totals $11,502,230. Series 12 has no offering proceeds as of September 30, 2004.

               (vii)
                    (A) Series 11: An acquisition expense allowance in the amount of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred was paid or accrued to the General Partner in the amount of $263,580 as of September 30, 2004. Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships incurred was paid or accrued to the General Partner in the amount of $263,580 as of September 30, 2004.

                    Series  12:  Inapplicable

                    (B) Of the net proceeds of $11,502,230 after payment of the foregoing, $6,220,690 was used or has been committed to acquire Local Limited Partnership Interests (including amounts paid for interest on warehouse financing), and $5,281,540 is held in reserves.

               (viii)Inapplicable

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


Date:  November 19, 2004



By:  /s/ Thomas J. Riha
     ------------------
Thomas J. Riha
Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date:  November 19, 2004