Form 10-Q
period 2004-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 11
filed 2005-02-14
CIK 1253328

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934



                       Commission file number: 333-107180


                 WNC HOUSING TAX CREDIT FUND VI, L.P., Series 11

                   California                                     72-1566909
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
Yes    X       No
    ---------    ---------

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).
Yes            No    X
    ---------    ---------

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                               INDEX TO FORM 10-Q

                   For the Nine Months Ended December 31, 2004





PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

             Balance Sheets
              December 31, 2004 and March 31, 2004.............................3

             Statements of Operations
              For the Three Months and Nine Months Ended December 31, 2004 ....4

             Statement of Partners' Equity (Deficit)
              For the Nine Months Ended December 31, 2004 .....................5

             Statement of Cash Flows
              For the Nine Months Ended December 31, 2004 .....................6

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

     Item 4.  Controls and Procedures.........................................17


PART II. OTHER INFORMATION

     Item 1.  Legal Proceedings...............................................18

     Item 2.  Changes in Securities and Use of Proceed........................18

     Item 3.  Defaults Upon Senior Securities.................................19

     Item 4.  Submission of Matters to a Vote of Security Holders.............19

     Item 5.  Other Information...............................................19

     Item 6.  Exhibits and Reports on Form 8-K................................19

     Signatures...............................................................20

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                                 BALANCE SHEETS

           For the Periods Ended December 31, 2004 and March 31, 2004


                                                            December 31, 2004            March 31, 2004
                                                            -----------------            --------------
                                                               (unaudited)
ASSETS

 Cash and cash equivalents                             $              9,564,516    $               2,481,446
 Amounts due from dealers and interest receivable                         3,702                      704,861
 Investments in limited partnerships, net                             9,248,170                            -
 Prepaid acquisition fees and costs                                     447,008                      355,459
                                                         ------------------------    ------------------------

                                                       $             19,263,396    $               3,541,766
                                                         ========================    ========================

LIABILITIES AND PARTNERS' EQUITY (DEFICIT)

Liabilities:
   Accrued fees and expenses due to
      General Partner and affiliates (Note 3)          $                 41,280    $                 191,850
   Payables to limited partnerships (Note 4)                          5,940,792                            -
                                                         ------------------------    ------------------------

      Total liabilities                                               5,982,072                      191,850
                                                         ------------------------    ------------------------

Commitments and contingencies

Partners' equity (deficit)
 General Partner                                                            (69)                        (414)
 Limited partners (25,000 units authorized;
  16,046 and 3,954 units issued and outstanding at
  December 31, 2004 and March 31, 2004)                              13,281,393                    3,350,330
                                                         ------------------------    ------------------------

Total partners' equity                                               13,281,324                    3,349,916
                                                         ------------------------    ------------------------

                                                       $             19,263,396    $               3,541,766
                                                         ========================    ========================


                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                             STATEMENT OF OPERATIONS

              For the Three and Nine Months Ended December 31, 2004


                                                            2004                      2004

                                                        Three Months               Nine Months
                                                       -------------               -----------
Interest income                                     $          19,017        $            30,401
                                                      -----------------         ------------------

Operating expenses:
  Amortization (Note 2)                                         7,007                     16,167
  Asset management fees (Note 3)                               12,860                     25,014
  Legal and accounting                                          2,376                     21,258
  Other                                                         9,880                     46,198
                                                      -----------------         ------------------

    Total operating expenses                                   32,123                    108,637
                                                      -----------------         ------------------

Loss from operations                                          (13,106)                   (78,236)
                                                      -----------------         ------------------

Equity in losses of
  limited partnerships (Note 2)                                (4,606)                   (41,823)
                                                      -----------------         ------------------

Net loss                                            $         (17,712)        $         (120,059)
                                                      =================         ==================

Net loss allocated to:
  General partner                                   $             (18)        $             (120)
                                                      =================         ==================

  Limited partners                                  $         (17,694)        $         (119,939)
                                                      =================         ==================

Net loss per limited partnership unit               $              (1)        $               (9)
                                                      =================         ==================

Outstanding weighted limited
  partner units                                                13,682                     13,898
                                                      =================         ==================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                     STATEMENT OF PARTNERS' EQUITY (DEFICIT)

                   For the Nine Months Ended December 31, 2004

                                   (unaudited)

                                                          General              Limited
                                                          Partner              Partners                 Total
                                                       ---------------      ----------------      ------------------

Partners'(deficit) equity at March 31, 2004          $          (414)     $      3,350,330      $        3,349,916

Sales of Limited Partnerships units,
     net of discounts of $22,480                                   -            12,069,520              12,069,520

Less Limited Partnership units issued for
     promissory notes receivable (Note 5)                          -              (496,125)               (496,125)

Offering expenses                                                465            (1,522,393)             (1,521,928)

Net loss                                                        (120)             (119,939)               (120,059)
                                                       ---------------      ----------------      ------------------

Partners' (deficit) equity at December 31, 2004      $           (69)     $     13,281,393      $       13,281,324
                                                       ===============      ================      ==================

                 See accompanying notes to financial statements
                                       5

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                             STATEMENT OF CASH FLOWS

                   For the Nine Months Ended December 31, 2004


    Cash flows from operating activities:
      Net loss                                                                 $           (120,059)
        Adjustments to reconcile net loss to net
            Cash used in operating activities:
            Amortization                                                                     16,167
            Equity in loss of limited partnerships                                           41,823
            Change in interest receivable                                                   701,159
            Change in accrued fees and expense due to
              General Partner and affiliates                                               (150,570)
                                                                                 --------------------

                 Net cash used in operating activities                                      488,520
                                                                                 --------------------

    Cash flows from investing activities:
        Investments in limited partnership, nets                                         (2,368,637)
        Capitalized acquisition fees and costs                                             (996,731)
        Prepaid acquisition fees and costs                                                  (91,549)
                                                                                 --------------------


    Net cash used in investing activities                                                (3,456,917)
                                                                                 --------------------

    Cash flows from financing activities:
        Sales of limited partner units, net of contributions
        receivable                                                                       11,573,395
        Offering expenses                                                                (1,521,928)
                                                                                 --------------------

    Net cash provided by financing activities                                            10,051,467
                                                                                 --------------------

    Net increase in cash and cash equivalents                                             7,083,070

    Cash and cash equivalents, beginning of period                                        2,481,446
                                                                                 --------------------

    Cash and cash equivalents, end of period                                   $          9,564,516
                                                                                 ====================

    SIGNIFICANT NONCASH FINANCING ACTIVITIES
    Offering expenses included within due to general partners
       and affiliates                                                          $             29,505
                                                                                 ====================

                 See accompanying notes to financial statements

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   For the Nine Months Ended December 31, 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

General
-------

The information contained in the following notes to the balance sheet is condensed from that which would appear in the annual financial statements; accordingly, the balance sheet included herein should be reviewed in conjunction with the March 31, 2004. In the opinion of the General Partner, the accompanying unaudited balance sheet contains all adjustments necessary to present fairly the financial position as of December 31, 2004.

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

The Partnership agreement authorizes the sale of up to 25,000 units at $1,000 per Unit ("Units"). As of December 31, 2004, subscriptions for 16,046 Units had been accepted by the Partnership. The required minimum offering amount of $1,400,000 was achieved by February 20, 2004 (see Note 4). Holders of Units are referred to herein as "Limited Partners." The General Partner has a 0.1% interest in operating profits and losses, taxable income and losses, in cash available for distribution from the Partnership and tax credits. The Limited Partners will be allocated the remaining 99.9% interest in proportion to their respective investments.

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

                   For the Nine Months Ended December 31, 2004


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

                   For the Nine Months Ended December 31, 2004


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

                   For the Nine Months Ended December 31, 2004


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

Equity in losses of limited partnerships for period ended December 31, 2004 and 2003 have been recorded by the Partnership based on nine months of recorded by the Partnership based on nine months of reported results estimated by management of the Partnership. Management's estimate for the nine-month period will be based on either actual unaudited results reported by the Local Limited
Partnerships or historical trends in the operations of the Local Limited Partnerships. In instances where acquisitions of limited partnership interest are acquired during the year, equity in losses of these limited partnerships are been based on either actual unaudited results reported by the Local Limited
Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership will not be recognized to the extent that the investment balance would be adjusted below zero. As soon as the investment balance reaches zero, amortization of the related costs of acquiring the investment are accelerated to the extent of losses available. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

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

                   For the Nine Months Ended December 31, 2004


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued
-------------------------------------------------------------------------------

Cash and Cash Equivalents
-------------------------

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of December 31, 2004, the Partnership had no cash equivalents. The Partnership has not experience any losses in such accounts.

Concentration of Credit Risk
----------------------------

At December 31, 2004, the Partnership maintained cash balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash.

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

                   For the Nine Months Ended December 31, 2004



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS
--------------------------------------------

On June 9, 2004, the Partnership acquired limited partnership interests in three Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 167 apartment units. As of December 31, 2004, the three Housing Complexes are operating with rehabilitation occurring around the existing tenants. The respective general partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership agreements, of the operating profits and losses, taxable income and losses and tax credits of the Local Limited Partnerships.

Equity in losses of limited partnerships for the quarter ended December 31, 2004 has been based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses of the Local Limited Partnerships is recognized in the financial statements until the related investment account is reduced to a zero balance. Losses incurred after the investment account is reduced to zero are not recognized. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended.

Distributions received by limited partners are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as income. As of December 31, 2004, no investment accounts in Local Limited Partnerships had reached a zero balance.

The following is a summary of the equity method activity of the investments in local limited partnerships as of:

                                                                    September 30, 2004        March 31, 2004
                                                                  -----------------------    ----------------------

Investments in limited partnerships, beginning of period        $                     -    $                -
Capital contributions paid, net                                                2,368,637                    -
Capital contributions payable                                                  5,940,792                    -
Equity in losses of limited partnerships                                         (41,823)                   -
Capitalized acquisition fees and costs                                           996,731                    -
Amortization of capitalized acquisition fees and costs                           (16,167)                   -
                                                                  -----------------------    ----------------------

Investments in limited partnerships, end of period              $              9,248,170   $                -
                                                                  =======================    ======================

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   For the Nine Months Ended December 31, 2004



NOTE 2 - INVESTMENTS IN LIMITED PARTNERSHIPS, continued
-------------------------------------------------------

Selected unaudited financial information for the nine months ended December 31, 2004 from the combined financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

                               COMBINED CONDENSED STATEMENT OF OPERATIONS



             Revenues                                                           $     515,000
                                                                                 --------------
             Expenses:
               Interest expense                                                        94,000
               Depreciation and amortization                                          107,000
               Operating expenses                                                     356,000
                                                                                 --------------
             Total expenses                                                           557,000
                                                                                 --------------

             Net loss                                                           $     (42,000)
                                                                                 ==============

             Net loss allocable to the Partnership                              $     (42,000)
                                                                                 ==============

             Net loss recorded by the Partnership                               $     (42,000)
                                                                                 ==============

NOTE 3 - RELATED PARTY TRANSACTIONS
-----------------------------------

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following items:

Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of December 31, 2004 and March 31, 2004, the Partnership incurred acquisition fees of $1,123,220 and $276,780, respectively. As of December 31, 2004 and March 31, 2004, $347,673 and $276,468 of which are included in prepaid acquisition fees and costs and $775,547 and $312, respectively, was included in investment in limited partnerships. Accumulated amortization of this capitalized cost was $12,886 and $312, as of December 31, 2004 and March 31, 2004, respectively.

Acquisition costs of 2% of the gross proceeds from the sale of Units as a non-accountable expense reimbursement in connection with the acquisition of Local Limited Partnerships. As of December 31, 2004 and March 31, 2004, the Partnership incurred acquisition costs of $320,920 and $79,080, respectively. As of December 31, 2004 and March 31, 2004, $99,335 and $78,991 were included in prepaid acquisition fees and costs and $221,585 and $89, respectively, were included in investment in limited partnerships. Accumulated amortization of this capitalized cost was $3,682 and $89 as of December 31, 2004 and March 31, 2004, respectively.

Selling commissions of 7% of the gross proceeds from the sale of the Units is payable to WNC Capital Corp. As of December 31, 2004 and March 31, 2004 the
Partnership   incurred   selling   commissions   of  $1,098,850   and  $274,890,
respectively.

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   For the Nine Months Ended December 31, 2004


NOTE 3 - RELATED PARTY TRANSACTIONS, continued
----------------------------------------------

A non-accountable organization and offering and underwriting expense reimbursement, collectively equal to 4% of the gross proceeds from the sale of the Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership. As of December 31, 2004 and March 31, 2004, the Partnership incurred non-accountable organization and offering and underwriting expense reimbursement costs totaling $641,840 and $158,160, respectively; dealer manager fees totaling $320,920 and $79,080, respectively. All other organizational and offering expenses, inclusive of the non-accountable organization and offering and underwriting expense reimbursement, and dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Units.

An annual asset management fee not to exceed 0.5% of the invested assets (defined as the sum of the Partnership's investment in Local Limited Partnerships, plus the revenues of the Partnership of up to 5% of gross Unit sales proceeds, and the Partnership's allocable share of the amount of the mortgage loans on, and other debts related to, the Housing Complexes) of the Local Limited Partnerships. Management fee of $25,014 was incurred in the nine months ended December 31, 2004. The Partnership paid the General Partner or its affiliates $15,000 of these fees during the nine months ended December 31, 2004.

A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the Limited Partners receiving a return on investment (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No disposition fees have been incurred during the period ended December 31, 2004.

The accrued fees and expenses due to General Partner and affiliates consist of the following at December 31, 2004 and March 31, 2004.

                                                                        December 31, 2004            March 31, 2004
                                                                        -----------------         -------------------

Acquisition fees payable                                           $         (2,450)              $            52,570
Acquisition expenses payable                                                   (700)                           15,020
Organizational and offering costs payable                                    (2,100)                           45,060
Commissions payable                                                          31,605                            78,400
Asset management fee payable                                                 10,014                                 -
Reimbursements for expenses paid by the
 General Partner or an affiliate                                              4,911                               800
                                                                    ---------------------------    ------------------
                                                                   $         41,280               $           191,850
                                                                    ===========================    ===================

NOTE 4 - PAYABLES TO LIMITED PARTNERSHIPS
-----------------------------------------

Payables to limited partnerships amounting to $5,940,792 and $0 at December 31, 2004 and March 31, 2004, respectively, represents amounts, which are due at various times based on conditions specified in the respective limited partnership agreements. These contributions are payable in installments and are generally due upon the limited partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership's initial investment).

                 WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
                       (A California Limited Partnership)

                    NOTES TO FINANCIAL STATEMENTS - CONTINUED

                   For the Nine Months Ended December 31, 2004



NOTE 5 -NOTES RECEIVABLE
------------------------

As of December 31, 2004, the Partnership had received subscriptions for 16,046 units which included promissory notes of $586,125, $20,000 of the promissory notes were collected after December 31, 2004 and prior to the issuance of these financial statements, leaving an unpaid balance of $566,125. Limited partners who subscribed for ten or more units of limited partnerships interest ($10,000) could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than 13 months after the subscription date.

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

Financial Condition

The Partnership's assets at December 31, 2004 consisted primarily of $9,564,516 in cash, prepaid acquisition fees and costs of $447,008, and aggregate investments in six Local Limited Partnerships of $9,248,170. Liabilities at December 31, 2004 primarily consisted of $5,940,792 in capital contributions due to limited partnerships and $41,280 in accrued fees due to the General Partner or affiliates.

Results of Operations

The Partnership commenced operations on January 5, 2004 and had no operations to report for December 31, 2003. As a result, there are no comparative results of operations or financial condition from prior periods to report.

The Partnership's net loss for the three months ended December 31, 2004 was $(17,712). The net loss is due to loss from operations of $(13,106) and equity in losses from limited partnerships of $(4,606). The partnership's operating expenses consisted of amortization, asset management fees, and other operating expenses, offset by interest income.

Item 2. Management's Discussion And Analysis of Financial Condition and Results of Operations, continued

The Partnership's net loss for the nine months ended December 31, 2004 was $(120,059). The net loss is due to loss from operations of $(78,286) and equity in losses from limited partnerships of $(41,823). The partnership's operating expenses consisted of amortization, asset management fees, and other operating expenses, offset by interest income.


Cash Flows

Net increase in cash during the nine months ended December 31, 2004 was $7,083,070. Net cash flows used in investing activities was $(3,456,917) for the nine months ended December 31, 2004. Net cash flows used in investing activity consisted of $(2,368,637) for investments in local limited partnerships, $(996,731) for capitalized acquisition fees and costs, $(91,549) for prepaid acquisition fees and costs to the general partner. Net cash flows provided by financing activities of $10,051,467 during the nine months ended December 31, 2004, consisted of net sales of limited partnership units of $11,573,395 less offering expenses of $(1,521,928).

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

Changes in internal controls. There were no changes in the Partnership's internal control over financial reporting that occurred during the quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.

Part II. Other Information

Item 1.  Legal Proceedings

         NONE

Item 2.  Changes in Securities and Use of Proceeds

(a)-(e)  NONE

(f)      Use of Proceeds

         (1) The effective date of the Securities Act registration statement is January 5, 2004 for WNC Housing Tax Credit Fund VI, L.P., Series 11.

         (2) WNC Housing Tax Credit Fund VI, L.P., Series 11 commenced its offering on January 5, 2004.

         (3)   Inapplicable

         (4)   (i)  The offering was terminated as of November 1, 2004.
               (ii) The  dealer   manager  for  each  offering  is  WNC  Capital
                    Corporation, an affiliate of the general partner.
               (iii)The  title of the  class of  securities  registered  by each
                    Series is Units of Limited Partnership Interest.
               (iv) WNC Housing Tax Credit  Fund VI L.P.,  Series 11  registered
                    25,000 Units at an aggregate price of $25,000,000. As of December 31, 2004, 16,046 Units were sold aggregating $16,021,630 net of discounts of 24,370.
               (v) As of December 31, 2004 WNC Housing Tax Credit Fund VI, L.P., Series 11 has incurred $1,098,850 for retail selling commissions to unaffiliated persons, dealer manager fees to the dealer manager of $320,920 and a non-accountable organization and offering expense of $641,840 to the dealer manager.
               (vi) The net offering proceeds to Series 11 after all expenses as stated above in (f) (4) (v) totals $13,960,020.
               (vii)(A)  An acquisition expense allowance in the amount of 2% of the gross proceeds from the sale of Units as full reimbursement of costs incurred was paid or accrued to the General Partner in the amount of $320,920 as of December 31, 2004. Acquisition fees of 7% of the gross proceeds from the sale of Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships incurred was paid or accrued to the General Partner in the amount of $1,123,500 as of December 31, 2004.

                    (B) Of the net proceeds of $12,515,600 after payment of the foregoing, $12,034,220 was used or has been committed to acquire Local Limited Partnership Interests
                         (including amounts paid for interest on warehouse financing), and $481,380 is held in reserves.
               (viii)Inapplicable

Item 3.  Defaults Upon Senior Securities

         NONE

Item 4.  Submission of Matters to a Vote of Security Holders

         NONE

Item 5.   Other Information

          NONE

Item 6 .  Exhibits

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


Date: February 14, 2005



By:   /s/ Thomas J. Riha
      ------------------
      Thomas J. Riha
      Senior Vice President - Chief Financial Officer of WNC & Associates, Inc.

Date: February 14, 2005