Form 10-Q
period 2005-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 11
filed 2014-11-07
CIK 1253328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

For the quarterly period ended September 30, 2005

For the quarterly period ended December 31, 2005

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number: 000-51322

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

California	72-1566909
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

17782 Sky Park Circle, Irvine, CA 92614

(Address of principle executive offices)

(714) 622-5565

(Telephone Number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [  ] No [X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]   Accelerated filer [  ]   Non-accelerated filer [X]   Smaller reporting company [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [X]

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

 INDEX TO FORM 10-Q

 For the quarterly period ended June 30, 2005

For the quarterly period ended September 30, 2005

For the quarterly period ended December 31, 2005

2

Part I. Financial Information

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2005
ASSETS
Cash and cash equivalents	$5,040,732	$4,252,712	$2,993,855	$8,195,613
Investments in Local Limited Partnerships, net	9,764,774	11,906,587	11,728,827	9,887,270
Due from affiliates (Note 3)	13,484	297	4,001	13,008
Due from dealers (Note 5)	-	-	-	3,534
Prepaid acquisition fees and costs (Note 3)	291,795	-	-	357,833
Loans receivable (Note 6)	315,000	-	-	-

Total Assets	$15,425,785	$16,159,596	$14,726,683	$18,457,258

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$2,563,089	$3,268,190	$1,992,023	$4,922,122
Accounts payable	-	-	-	1,000
Accrued fees and expenses due to General Partner and affiliates (Note 3)	43,858	73,647	94,330	26,760

Total Liabilities	2,606,947	3,341,837	2,086,353	4,949,882

Partners’ Equity (Deficit):
General Partner	(763)	(1,080)	(1,266)	(51)
Limited Partners (25,000 Partnership Units authorized; 16,046 Partnership Units issued and outstanding)	12,819,601	12,818,839	12,641,596	13,507,427

Total Partners’ Equity (Deficit)	12,818,838	12,817,759	12,640,330	13,507,376

Total Liabilities and Partners’ Equity (Deficit)	$15,425,785	$16,159,596	$14,726,683	$18,457,258

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2005 and 2004

(Unaudited)

	2005	2004
	Three Months	Three Months

Operating expenses and loss:
Amortization (Note 2)	$9,593	$3,838
Asset management fees (Note 3)	21,798	1,657
Asset management expenses	2,020	-
Accounting and legal fees	3,519	-
Impairment loss (Note 2)	538,337	-
Organization costs	-	27,552
Other	2,084	-

Total operating expenses and loss	577,351	33,047

Loss from operations	(577,351)	(33,047)

Equity in losses of Local Limited Partnerships (Note 2)	(167,520)	(3,492)

Interest income	32,633	1,839

Net loss	$(712,238)	$(34,700)

Net loss allocated to:
General Partner	$(712)	$(35)

Limited Partners	$(711,526)	$(34,665)

Net loss per Partnership Unit	$(44)	$(6)

Outstanding weighted Partnership Units	16,046	6,035

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended September 30, 2005 and 2004

(Unaudited)

	2005		2004
	Three	Six	Three	Six
	Months	Months	Months	Months

Operating expenses and loss:
Amortization (Note 2)	$9,603	$19,196	$5,322	$9,160
Asset management fees (Note 3)	29,197	50,995	10,497	12,154
Asset management expenses	1,508	3,528	18,882	18,882
Accounting and legal fees	14,398	17,917	-	-
Impairment loss (Note 2)	123,217	661,554	-	-
Organization costs	-	-	-	27,552
Other	397	2,481	8,766	8,766

Total operating expenses and loss	178,320	755,671	43,467	76,514

Loss from operations	(178,320)	(755,671)	(43,467)	(76,514)

Equity in losses of Local Limited Partnerships (Note 2)	(176,933)	(344,453)	(33,725)	(37,217)

Interest income	38,904	71,537	9,545	11,384

Net loss	$(316,349)	$(1,028,587)	$(67,647)	$(102,347)

Net loss allocated to:
General Partner	$(316)	$(1,029)	$(68)	$(102)

Limited Partners	$(316,033)	$(1,027,558)	$(67,579)	$(102,245)

Net loss per Partnership Unit	$(20)	$(64)	$(7)	$(13)

Outstanding weighted Partnership Units	16,046	16,046	9,578	8,115

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended December 31, 2005 and 2004

(Unaudited)

	2005		2004
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Operating expenses and loss:
Amortization (Note 2)	$12,035	$31,231	$7,007	$16,167
Asset management fees (Note 3)	31,575	82,570	12,860	25,014
Asset management expenses	1,852	5,380	-	-
Accounting and legal fees	5,526	23,443	2,376	21,258
Impairment loss (Note 2)	-	661,554	-	-
Organization costs	-	-	-	27,552
Other	402	2,883	9,880	18,646

Total operating expenses and loss	51,390	807,061	32,123	108,637

Loss from operations	(51,390)	(807,061)	(32,123)	(108,637)

Equity in losses of Local Limited Partnerships (Note 2)	(165,724)	(510,177)	(4,606)	(41,823)

Interest income	30,385	101,922	19,017	30,401

Net loss	$(186,729)	$(1,215,316)	$(17,712)	$(120,059)

Net loss allocated to:
General Partner	$(187)	$(1,215)	$(18)	$(120)

Limited Partners	$(186,542)	$(1,214,101)	$(17,694)	$(119,939)

Net loss per Partnership Unit	$(12)	$(76)	$(1)	$(9)

Outstanding weighted Partnership Units	16,046	16,046	13,682	13,898

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2005, Six Months Ended September 30, 2005

and Nine Months Ended December 31, 2005

(Unaudited)

For the Three Months Ended June 30, 2005

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2005	$(51)	$13,507,427	$13,507,376

Collection of promissory notes (Note 5)	-	40,000	40,000

Offering expenses	-	(2,800)	(2,800)

Syndication costs	-	(13,500)	(13,500)

Net loss	(712)	(711,526)	(712,238)

Partners’ equity (deficit) at June 30, 2005	$(763)	$12,819,601	$12,818,838

For the Six Months Ended September 30, 2005

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2005	$(51)	$13,507,427	$13,507,376

Collection of promissory notes (Note 5)	-	371,125	371,125

Offering expenses	-	(18,655)	(18,655)

Syndication costs	-	(13,500)	(13,500)

Net loss	(1,029)	(1,027,558)	(1,028,587)

Partners’ equity (deficit) at September 30, 2005	$(1,080)	$12,818,839	$12,817,759

For the Nine Months Ended December 31, 2005

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2005	$(51)	$13,507,427	$13,507,376

Collection of promissory notes (Note 5)	-	381,125	381,125

Offering expenses	-	(19,355)	(19,355)

Syndication costs	-	(13,500)	(13,500)

Net loss	(1,215)	(1,214,101)	(1,215,316)

Partners’ equity (deficit) at December 31, 2005	$(1,266)	$12,641,596	$12,640,330

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net loss	$(712,238)	$(34,700)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	9,593	3,838
Equity in losses of Local Limited Partnerships	167,520	3,492
Impairment	538,337	-
Increase in due from affiliates	(476)	(7,950)
Decrease in accounts payable	(1,000)	-
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	17,098	(5,423)

Net cash provided by (used in) operating activities	18,834	(40,743)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(2,899,449)	(309,080)
Prepaid acquisition fees and costs	-	(344,160)
Loans receivable	(315,000)	(175,000)

Net cash used in investing activities	(3,214,449)	(828,240)

Cash flows from financing activities:
Capital contributions received	40,000	3,976,595
Collection of promissory notes	3,534	-
Offering expenses	(2,800)	(468,798)

Net cash provided by financing activities	40,734	3,507,797

Net increase (decrease) in cash and cash equivalents	(3,154,881)	2,638,814

Cash and cash equivalents, beginning of period	8,195,613	2,481,446

Cash and cash equivalents, end of period	$5,040,732	$5,120,260

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxed paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

For the Three Months Ended June 30, 2005 and 2004

(Unaudited)

	2005	2004

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:

Offering expenses included within due to General Partners and affiliates.	$-	$101,880

The Partnership decreased its investment in Local Limited Partnerships and payables to Local Limited Partnerships for tax credit adjusters.	$7,014	$-

The Partnership decreased its prepaid acquisition fees and costs and increased its investment in Local Limited Partnerships for purchases of Local Limited Partnerships.	$66,038	$316,996

The Partnership decreased its investment in Local Limited Partnerships and Limited Partners’ equity for syndication costs.	$13,500	$-

The Partnership increased its investment in Local Limited Partnerships for unpaid payables due to Local Limited Partnerships.	$547,430	$2,335,890

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

For the Six Months Ended September 30, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net loss	$(1,028,587)	$(102,347)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	19,196	9,160
Equity in losses of Local Limited Partnerships	344,453	37,217
Decrease in due from affiliates	12,711	-
Decrease in accounts payable	(1,000)	-
Decrease in interest receivable	-	(1,790)
Impairment loss	661,554	-
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	46,887	52,529

Net cash provided by (used in) operating activities	55,214	(5,231)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(4,039,119)	(1,025,871)
Capitalized acquisition fees and costs	-	(746,082)
Prepaid acquisition costs and fees	-	(84,168)
Loans receivable	(315,000)	(175,000)

Net cash used in investing activities	(4,354,119)	(2,031,121)

Cash flows from financing activities:
Capital contributions received	371,125	8,787,130
Collection of promissory notes	3,534	-
Offering expenses	(18,655)	(1,163,578)

Net cash provided by financing activities	356,004	7,623,552

Net increase (decrease) in cash and cash equivalents	(3,942,901)	5,587,200

Cash and cash equivalents, beginning of period	8,195,613	2,481,446

Cash and cash equivalents, end of period	$4,252,712	$8,068,646

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxed paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

For the Six Months Ended September 30, 2005 and 2004

(Unaudited)

	2005	2004
SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:

Offering expenses included within due to General Partners and affiliates.	$-	$140,920

The Partnership decreased its investment in Local Limited Partnerships and payables to Local Limited Partnerships for tax credit adjusters.	$230,242	$-

The Partnership decreased its prepaid acquisition fees and costs and increased its investment in Local Limited Partnerships for purchases of Local Limited Partnerships.	$357,833	$439,627

The Partnership decreased its investment in Local Limited Partnerships and Limited Partners’ equity for syndication costs.	$13,500	$-

The Partnership increased its investment in Local Limited Partnerships for unpaid payables due to Local Limited Partnerships.	$2,930,429	$5,194,819

The Partnership decreased its loans receivable for payables due to Local Limited Partnerships.	$315,000	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

For the Nine Months Ended December 31, 2005 and 2004

(Unaudited)

	2005	2004
Cash flows from operating activities:
Net loss	$(1,215,316)	$(120,059)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	31,231	16,167
Equity in losses of Local Limited Partnerships	510,177	41,823
Decrease in due from affiliates	9,098	-
Decrease in accounts payable	(1,000)	-
Decrease in interest receivable	-	701,159
Impairment loss	661,554	-
Increase (decrease) in accrued fees and expenses due to General Partner and affiliates	67,570	(150,570)

Net cash provided by operating activities	63,314	488,520

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(5,315,376)	(2,193,637)
Capitalized acquisition fees and costs	-	(996,731)
Prepaid acquisition costs and fees	-	(91,549)
Loans receivable	(315,000)	(175,000)

Net cash used in investing activities	(5,630,376)	(3,456,917)

Cash flows from financing activities:
Capital contributions received	381,125	11,573,395
Collection of promissory notes	3,534	-
Offering expenses	(19,355)	(1,521,928)

Net cash provided by financing activities	365,304	10,051,467

Net increase (decrease) in cash and cash equivalents	(5,201,758)	7,083,070

Cash and cash equivalents, beginning of period	8,195,613	2,481,446

Cash and cash equivalents, end of period	$2,993,855	$9,564,516

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

For the Nine Months Ended December 31, 2005 and 2004

(Unaudited)

	2005	2004

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:

Offering expenses included within due to General Partners and affiliates.	$-	$29,505

The Partnership decreased its investment in Local Limited Partnerships and payables to Local Limited Partnerships for tax credit adjusters.	$230,242	$-

The Partnership decreased its prepaid acquisition fees and costs and increased its investment in Local Limited Partnerships for purchases of Local Limited Partnerships.	$357,833	$447,008

The Partnership decreased its investment in Local Limited Partnerships and Limited Partners’ equity for syndication costs.	$13,500	$-

The Partnership increased its investment in Local Limited Partnerships for unpaid payables due to Local Limited Partnerships.	$2,930,428	$5,740,792

The Partnership decreased its loans receivable for payables due to Local Limited Partnerships.	$315,000	$175,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Periods Ended June 30, 2005, September 30, 2005 and

December 31, 2005

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2005, six months ended September 30, 2005 and nine months ended December 31, 2005 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2005.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2005, September 30, 2005 and

December 31, 2005

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding of reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partner would then be entitled to receive proceeds equal to its capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership’s ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years (the “Compliance Period”), the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership’s investment in the Housing Complex would occur. The Partnership is a limited partner or a non-managing member of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership’s investments in Local Limited Partnerships, nor the Local Limited Partnerships’ investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2005, September 30, 2005 and

December 31, 2005

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Upon the sale of a Local Limited Partnership Interest or Housing Complex after the end of the Compliance Period, there would be no recapture of Low Income Housing Tax Credits. A sale prior to the end of the Compliance Period could result in recapture if certain conditions are not met. None of the Housing Complexes have completed their 15-year Compliance Period.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2005.

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

Subsequent to December 31, 2005, on August 31, 2012, the Partnership sold its Local Limited Partnership Interest in Lantana Northridge Apartments, LTD (“Lantana Northridge”) to an unrelated third party.  The buyer offered $245,633 to purchase the Local Limited Partnership Interest. Lantana Northridge was appraised for $410,000 and had a mortgage note balance of $814,210 as of December 31, 2011.  The Limited Partnership Interest was originally acquired for $512,217 and the Partnership had paid $384,163 of its capital contributions leaving a balance owing of $128,054.  It was realized that the $128,054 was never going to be paid due to the fact that Low Income Housing Tax Credits were never delivered to the Partnership.  Therefore the outstanding capital contribution of $128,054 was written off and the investment balance for Lantana Northridge was written down by the same amount.  At the time of the disposition the Partnership’s investment balance is zero; therefore a gain of $245,463 will be recorded during the respective period.   The funds will be placed into the Partnership’s reserves and will be used to make additional investments in Local Limited Partnerships, pay future operating expenses, pay accrued and future operating expenses or returned to investors based on future economic decisions. Due to the untimely completion of the rehabilitation work on the housing complex, all tax credits for Lantana Northridge have been forfeited and cannot be claimed.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2005, September 30, 2005 and

December 31, 2005

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Subsequent to December 31, 2005, on August 31, 2012, the Partnership sold its Local Limited Partnership Interest in Lantana Southridge Apartments, LTD (“Lantana Southridge”) to an unrelated third party.  The buyer offered $245,633 to purchase the Local Limited Partnership Interest. Lantana Southridge was appraised for $360,000 and had a mortgage note balance of $747,432 as of December 31, 2011.  The Limited Partnership Interest was originally acquired for $400,166 and the Partnership had paid $300,125 of its capital contributions leaving a balance owing of $100,041.  It was realized that the $100,041 was never going to be paid due to the fact that Low Income Housing Tax Credits were never delivered to the Partnership.  Therefore the outstanding capital contribution of $100,041 was written off and the investment valance for Lantana Southridge was written down by the same amount.   At the time of the disposition the Partnership’s investment balance is zero; therefore a gain of $245,463 will be recorded during the respective period.   The funds will be placed into the Partnership’s reserves and will either be used to make additional investments in Local Limited Partnerships, pay future operating expenses, pay accrued and future operating expenses or returned to investors based on future economic decisions. Due to the untimely completion of the rehabilitation work on the housing complex, all tax credits for Lantana Southridge have been forfeited and cannot be claimed.

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment and are being amortized over 30 years (Notes 2 and 3).

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2005 and 2004, September 30, 2005 and 2004 and December 31, 2005 and 2004, respectively have been recorded by the Partnership. Management’s estimate for the three, six and nine-month periods is based on actual audited results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2005, September 30, 2005 and December 31, 2005, two investment accounts in Local Limited Partnerships had reached a zero balance.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2005, September 30, 2005 and

December 31, 2005

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2005, September 30, 2005, December 31, 2005 and March 31, 2005, the Partnership had cash equivalents of $5,035,668, $4,244,005, $2,582,985 and $8,176,833, respectively.

Concentration of Credit Risk

For all periods presented, the Partnership maintained cash and cash equivalent balances at certain financial institutions in excess of the federally insured maximum. The Partnership believes it is not exposed to any significant financial risk on cash and cash equivalents.

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

Net Loss Per Partnership Unit

Net loss per Partnership Unit includes no dilution and is computed by dividing loss available to Limited Partners by the weighted average number of Partnership Units outstanding during the period. Calculation of diluted net loss per Partnership Unit is not required.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2005, September 30, 2005 and

December 31, 2005

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2005 and 2004 was $9,593 and $3,838, respectively. For the six months ended September 30, 2005 and 2004, amortization expense was $19,196 and $9,160, respectively, and for the nine months ended December 31, 2005 and 2004, amortization expense was $31,231 and $16,167, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. Impairment loss related to investments in Local Limited Partnerships for the three months ended June 30, 2005 and 2004 was $538,337 and $0, respectively, and for the six months ended September 30, 2005 and 2004, impairment loss related to investments in Local Limited Partnerships was $661,554 and $0, respectively, and for the nine months ended December 31, 2005 and 2004, impairment loss related to investments in Local Limited Partnerships was $661,554 and $0, respectively.

The Partnership also evaluates its intangibles for impairment in connection with its investments in Local Limited Partnerships. Impairment on the intangibles is measured by comparing the Partnership’s total investment balance after impairment of investments in Local Limited Partnerships to the sum of the total of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investments. No impairment loss was recorded against the related intangibles for any of the periods presented.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2005, September 30, 2005, December 31, 2005 and March 31, 2005, the Partnership had acquired limited partnership interests in 13, 15, 15 and 11 Local Limited Partnerships, respectively, each of which owns one Housing Complex, consisting of an aggregate of 615, 699, 699 and 523 apartment units, respectively. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2005, September 30, 2005 and

December 31, 2005

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2005	For the Year Ended March 31, 2005
Investments per balance sheet, beginning of period	$9,887,270	$-
Capital contributions paid, net	547,430	3,967,529
Capital contributions payable	-	4,922,122
Impairment loss	(538,337)	-
Equity in losses of Local Limited Partnerships	(167,520)	(48,622)
Amortization of paid acquisition fees and costs	(9,593)	(24,665)
Capitalized acquisition fees and costs	66,038	1,085,906
Syndication costs	(13,500)	(15,000)
Tax credit adjustments	(7,014)	-
Investments per balance sheet, end of period	$9,764,774	$9,887,270

	For the Six Months Ended September 30, 2005	For the Year Ended March 31, 2005
Investments per balance sheet, beginning of period	$9,887,270	$-
Capital contributions paid, net	1,550,291	3,967,529
Capital contributions payable	1,380,138	4,922,122
Impairment loss	(661,554)	-
Equity in losses of Local Limited Partnerships	(344,453)	(48,622)
Amortization of paid acquisition fees and costs	(19,196)	(24,665)
Capitalized acquisition fees and costs	357,833	1,085,906
Syndication costs	(13,500)	(15,000)
Tax credit adjustments	(230,242)	-
Investments per balance sheet, end of period	$11,906,587	$9,887,270

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2005, September 30, 2005 and

December 31, 2005

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Nine Months Ended December 31, 2005	For the Year Ended March 31, 2005
Investments per balance sheet, beginning of period	$9,887,270	$-
Capital contribution paid, net	1,792,366	3,967,529
Capital contribution payable	1,138,062	4,922,122
Impairment loss	(661,554)	-
Equity in losses of Local Limited Partnerships	(510,177)	(48,622)
Amortization of paid acquisition fees and costs	(31,231)	(24,665)
Capitalized acquisition fees and costs	357,833	1,085,906
Syndication costs	(13,500)	(15,000)
Tax credit adjustments	(230,242)	-
Investments per balance sheet, end of period	$11,728,827	$9,887,270

	For the Three Months Ended June 30, 2005	For the Year Ended March 31, 2005
Investments in Local Limited Partnerships, net	$8,647,088	$8,826,029
Acquisition fees and costs, net of accumulated amortization of $34,659 and $25,066	1,117,686	1,061,241
Investments per balance sheet, end of period	$9,764,774	$9,887,270

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2005, September 30, 2005 and

December 31, 2005

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Six Months Ended September 30, 2005	For the Year Ended March 31, 2005
Investments in Local Limited Partnerships, net	$10,506,709	$8,826,029
Acquisition fees and costs, net of accumulated amortization of $44,262 and $25,066	1,399,878	1,061,241
Investments per balance sheet, end of period	$11,906,587	$9,887,270

	For the Nine Months Ended December 31, 2005	For the Year Ended March 31, 2005
Investments in Local Limited Partnerships, net	$10,340,984	$8,826,029
Acquisition fees and costs, net of accumulated amortization of $56,297 and $25,066	1,387,843	1,061,241
Investments per balance sheet, end of period	$11,728,827	$9,887,270

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2005, September 30, 2005 and

December 31, 2005

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2005 and 2004 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2005	2004
Revenues	$474,000	$38,000
Expenses:
Interest expense	99,000	7,000
Depreciation and amortization	166,000	9,000
Operating expenses	377,000	26,000
Total expenses	642,000	42,000

Net loss	$(168,000)	$(4,000)

Net loss allocable to the Partnership	$(167,000)	$(4,000)

Net loss recorded by the Partnership	$(167,000)	$(4,000)

Selected financial information for the six months ended September 30, 2005 and 2004 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2005	2004
Revenues	$995,000	$217,000
Expenses:
Interest expense	209,000	39,000
Depreciation and amortization	352,000	48,000
Operating expenses	789,000	167,000
Total expenses	1,350,000	254,000

Net loss	$(355,000)	$(37,000)

Net loss allocable to the Partnership	$(344,000)	$(37,000)

Net loss recorded by the Partnership	$(344,000)	$(37,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2005, September 30, 2005 and

December 31, 2005

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2005 and 2004 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2005	2004
Revenues	$1,532,000	$515,000
Expenses:
Interest expense	323,000	94,000
Depreciation and amortization	545,000	107,000
Operating expenses	1,212,000	356,000
Total expenses	2,080,000	557,000

Net loss	$(548,000)	$(42,000)

Net loss allocable to the Partnership	$(524,000)	$(42,000)

Net loss recorded by the Partnership	$(510,000)	$(42,000)

Certain Local Limited Partnerships incurred operating losses and/or have working capital deficiencies. In the event these Local Limited Partnerships continue to incur significant operating losses, additional capital contributions by the Partnership and/or the Local General Partners may be required to sustain the operations of such Local Limited Partnerships. If additional capital contributions are not made when they are required, the Partnership’s investment in certain of such Local Limited Partnerships could be impaired, and the loss and recapture of the related Low Income Housing Tax Credits could occur.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2005, September 30, 2005 and

December 31, 2005

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2005, September 30, 2005 and

December 31, 2005

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

As of March 2014, Deer Creek continues to have a low DCR, and the property expenses have increased by $4,000 per unit due to snow removal and unit turnover expenses. Currently, the Local General Partner is funding the operating deficit by deferring fees to the property management company.

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the partnership agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)	Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of June 30, September 30, December 31 and March 31, 2005, the Partnership incurred cumulative acquisition fees of $896,268, $1,123,220, $1,123,220, and $844,905, respectively. As of June 30, September 30, December 31 and March 31, 2005, $226,285, $0, $0 and $278,315 were included in prepaid acquisition costs and fees and $669,983, $1,123,220, $1,123,220 and $566,590, respectively, were included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $26,956, $34,424, $43,784 and $19,496, as of June 30, 2005, September 30, 2005, December 31, 2005 and March 31, 2005, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2005, September 30, 2005 and

December 31, 2005

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(b)	Acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as reimbursement of costs incurred by of the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. As of June 30, September 30, December 31 and March 31, 2005, the Partnership incurred cumulative acquisition fees of $256,077, $320,920, $320,920, and $241,402, respectively. As of June 30, September 30, December 31 and March 31, 2005, $65,510, $0, $0, and $79,518, respectively, were included in prepaid acquisition fees and costs and $190,567, $320,920, $320,920 and $161,884, respectively, were included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $7,703, $9,838, $12,513 and $5,570, as of June 30, 2005, September 30, 2005, December 31, 2005 and March 31, 2005, respectively.

(c)	Selling commissions of 7% of the net proceeds from the sale of the Partnership Units is payable to WNC Capital Corp. As of June 30, September 30, December 31 and March 31, 2005, the Partnership incurred selling commissions of $1,084,045, $1,099,900, $1,100,600 and $1,081,245, respectively

(d)	A non-accountable organization and offering and underwriting expense reimbursement, collectively equal to 4% of the gross proceeds from the sale of the Partnership Units, a dealer manager fee equal to 2% of the gross proceeds from the sale of the Partnership Units, and reimbursement for retail selling commissions advanced by the General Partner or affiliates on behalf of the Partnership. The Partnership incurred non-accountable organization and offering and underwriting expense reimbursement costs totaling $641,840 and dealer manager fees totaling $320,920 as of all periods presented. All other organizational and offering expenses, inclusive of the non-accountable organization and offering and underwriting expense reimbursement, and dealer manager fees, are not to exceed 13% of the gross proceeds from the sale of the Partnership Units.

(e)	An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $21,798 and $1,657 were incurred during the three months ended June 30, 2005 and 2004, respectively. For the six months ended September 30, 2005 and 2004, the Partnership incurred asset management fees of $50,995 and $12,154, respectively. Asset management fees of $82,570 and $25,014 were incurred during the nine months ended December 31, 2005 and 2004, respectively. The Partnership paid the General Partner or its affiliates $7,500 and $0 of those fees during the three months ended June 30, 2005 and 2004, respectively, $11,250 and $0 during the six months ended September 30, 2005 and 2004, respectively, and $15,000 during each of the nine months ended December 31, 2005 and 2004.

(f)	A subordinated disposition fee in an amount equal to 1% of the sale price of real estate sold by the Local Limited Partnerships. Payment of this fee is subordinated to the Limited Partners receiving distributions equal to their capital contributions and their return on investment (as defined in the partnership agreement) and is payable only if services are rendered in the sales effort. No such fee was incurred for all periods presented.

(g)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $9,099 and $7,950 during the three months ended June 30, 2005 and 2004, respectively, $20,637 and $22,823 during the six months ended September 30, 2005 and 2004, respectively, and $39,468 and $35,793 during the nine months ended December 31, 2005 and 2004, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2005, September 30, 2005 and

December 31, 2005

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2005	September 30, 2005	December 31, 2005	March 31, 2005

Asset management fee payable	$41,058	$66,505	$94,330	$26,760
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	2,800	7,142	-	-
Total	$43,858	$73,647	$94,330	$26,760

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $2,563,089, $3,268,190, $1,992,023 and $4,922,122 at June 30, September 30, December 31 and March 31, 2005, respectively, represent amounts which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

NOTE 5 - AMOUNTS DUE FROM DEALERS AND NOTES RECEIVABLE

Limited Partners who subscribed for ten or more Partnership Units could elect to pay 50% of the purchase price in cash upon subscription and the remaining 50% by the delivery of a promissory note payable, together with interest at a rate equal to the three month treasury bill rate as of the date of execution of the promissory note, due no later than nine months after the subscription date. As of June 30, September 30, December 31, and March 31, 2005 the Partnership had received subscriptions for 16,046 Partnership Units, respectively. This included amounts due from dealers totaling $0, $0, $0, and $3,534, respectively, as of June 30, September 30, December 31 and March 31, 2005 and promissory notes from investors of $40,000, $371,125, $381,125, and $291,125, respectively. The Partnership concluded selling Partnership Units as of March 31, 2005.

NOTE 6 - LOANS RECEIVABLE

Loans receivable represents amounts loaned by the Partnership to certain Local Limited Partnerships in which the Partnership may invest. These loans are generally applied against the first capital contribution due if the Partnership ultimately invests in such entities. In the event that the Partnership does not invest in such entities, the loans are to be repaid with interest at a rate, which is equal to a rate charged by the holder. During the three months ended June 30, 2005 loans receivable of $315,000 were due from one Local Limited Partnership. As of September 30, 2005 the $315,000 was applied to capital contribution payment for one Local Limited Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2005, September 30, 2005 and

December 31, 2005

(Unaudited)

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to December 31, 2005, on August 31, 2012, the Partnership sold its Local Limited Partnership Interest in Lantana Northridge Apartments, LTD (“Lantana Northridge”) to an unrelated third party.  The buyer offered $245,633 to purchase the Local Limited Partnership Interest. Lantana Northridge was appraised for $410,000 and had a mortgage note balance of $814,210 as of December 31, 2011.  The Limited Partnership Interest was originally acquired for $512,217 and the Partnership had paid $384,163 of its capital contributions leaving a balance owing of $128,054.  It was realized that the $128,054 was never going to be paid due to the fact that Low Income Housing Tax Credits were never delivered to the Partnership.  Therefore the outstanding capital contribution of $128,054 was written off and the investment balance for Lantana Northridge was written down by the same amount.  At the time of the disposition the Partnership’s investment balance is zero; therefore a gain of $245,463 will be recorded during the respective period.   The funds will be placed into the Partnership’s reserves and will be used to make additional investments in Local Limited Partnerships, pay future operating expenses, pay accrued and future operating expenses or returned to investors based on future economic decisions. Due to the untimely completion of the rehabilitation work on the housing complex, all tax credits for Lantana Northridge have been forfeited and cannot be claimed.

Subsequent to December 31, 2005, on August 31, 2012, the Partnership sold its Local Limited Partnership Interest in Lantana Southridge Apartments, LTD (“Lantana Southridge”) to an unrelated third party.  The buyer offered $245,633 to purchase the Local Limited Partnership Interest. Lantana Southridge was appraised for $360,000 and had a mortgage note balance of $747,432 as of December 31, 2011.  The Limited Partnership Interest was originally acquired for $400,166 and the Partnership had paid $300,125 of its capital contributions leaving a balance owing of $100,041.  It was realized that the $100,041 was never going to be paid due to the fact that Low Income Housing Tax Credits were never delivered to the Partnership.  Therefore the outstanding capital contribution of $100,041 was written off and the investment valance for Lantana Southridge was written down by the same amount.   At the time of the disposition the Partnership’s investment balance is zero; therefore a gain of $245,463 will be recorded during the respective period.   The funds will be placed into the Partnership’s reserves and will either be used to make additional investments in Local Limited Partnerships, pay future operating expenses, pay accrued and future operating expenses or returned to investors based on future economic decisions. Due to the untimely completion of the rehabilitation work on the housing complex, all tax credits for Lantana Southridge have been forfeited and cannot be claimed.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

With the exception of the discussion regarding historical information, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other discussions elsewhere in this Form 10-Q contain forward looking statements. Such statements are based on current expectations subject to uncertainties and other factors which may involve known and unknown risks that could cause actual results of operations to differ materially from those projected or implied. Further, certain forward-looking statements are based upon assumptions about future events which may not prove to be accurate.

Risks and uncertainties inherent in forward looking statements include, but are not limited to, the Partnership’s future cash flows and ability to obtain sufficient financing, level of operating expenses, conditions in the Low Income Housing Tax Credit property market and the economy in general, as well as legal proceedings. Historical results are not necessarily indicative of the operating results for any future period.

Subsequent written and oral forward looking statements attributable to the Partnership or persons acting on its behalf are expressly qualified in their entirety by cautionary statements in this Form 10-Q and in other reports filed with the Securities and Exchange Commission.

The following discussion and analysis compares the results of operations for the three months ended June 30, 2005 and 2004, the three and six months ended September 30, 2005 and 2004, and the three and nine months ended December 31, 2005 and 2004, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2005 consisted of $5,041,000 in cash and cash equivalents, aggregate investments in Local Limited Partnerships of $9,765,000, $305,000 of other assets, and $315,000 in loan receivable. Liabilities at June 30, 2005 consisted of $44,000 of accrued fees and expenses due to General Partner and affiliates and $2,563,000 in payables to Local Limited Partnerships.

The Partnership’s assets at September 30, 2005 consisted of $4,253,000 in cash and cash equivalents and aggregate investments in Local Limited Partnerships of $11,907,000. Liabilities at September 30, 2005 consisted of $74,000 of accrued fees and expenses due to General Partner and affiliates and $3,268,000 in payables to Local Limited Partnerships.

The Partnership’s assets at December 31, 2005 consisted of $2,994,000 in cash and cash equivalents and aggregate investments in Local Limited Partnerships of $11,729,000 and $4,000 of other assets. Liabilities at December 31, 2005 consisted of $94,000 of accrued fees and expenses due to General Partner and affiliates and $1,992,000 in payables to Local Limited Partnerships.

Results of Operations

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004. The Partnership’s net loss for the three months ended June 30, 2005 was $(712,000), reflecting an increase of $(677,000) from the net loss experienced for the three months ended June 30, 2004 of $(35,000). There was an increase in impairment of $(538,000) for the three months ended June 30, 2005 compared to the three months ended June 30, 2004. During the three months ended June 30, 2005, it was determined that two of the Local Limited Partnerships were not going to deliver any Low Income Housing Tax Credits since the rehabilitation work on the two underlying Housing Complexes had not been completed. Therefore, the two Local Limited Partnerships were impaired to a net carrying value of zero as of June 30, 2005. No such events occurred during the three months ended June 30, 2004. Equity in losses of Local Limited Partnerships increased by $(164,000) for the three months ended June 30, 2005 as most of the Local Limited Partnerships were still leasing up and being acquired by the Partnership during the three months ended June 30, 2004. The amortization expenses increased by $(6,000) for the three months ended June 30, 2005, as the amortization expense is calculated based on the acquisition costs and fees that were incurred when the Local Limited Partnerships were acquired. The majority of the Local Limited Partnerships were acquired after June 30, 2004. The asset management fees increased by $(20,000) for the three months ended June 30, 2005. The asset management fees are calculated based on invested assets, which are comprised of the equity contributed by the Partnership and the mortgage payable. As additional investments were made after June 30, 2004, the invested assets increased, thereby resulting in a higher asset management fee for the three months ended June 30, 2005. The asset management expenses increased by $(2,000) during the three months ended June 30, 2005 due to the timing of necessary property inspections. The organization costs decreased by $28,000 for the three months ended June 30, 2005 compared to the three months ended June 30, 2004 due to the fact that the organization costs are generally incurred during the first year of the Partnership’s operation. Interest income increased by $31,000 for the three months ended June 30, 2005 because the cash balances maintained by the Partnership were significantly higher during the three months ended June 30, 2005 than the balances maintained during the three months ended June 30, 2004.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004. The Partnership’s net loss for the three months ended September 30, 2005 was $(316,000), reflecting a change of $(248,000) from the net loss experienced for the three months ended September 30, 2004 of $(68,000). There was an increase in impairment of $(123,000) for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. During the three months ended September 30, 2005, it was determined that two of the Local Limited Partnerships were not going to deliver any Low Income Housing Tax Credits since the rehabilitation work on the two underlying Housing Complexes had not been completed. Therefore, the two Local Limited Partnerships were impaired to a net carrying value of zero as of September 30, 2005. No such events occurred during the three months ended September 30, 2004. Equity in losses of Local Limited Partnerships increased by $(143,000) for the three months ended September 30, 2005. Equity in losses can vary as a result of the operations of the underlying Housing Complexes fluctuating from year to year. Also, during the three months ended September 30, 2004, several of the Local Limited Partnerships were still leasing up and being acquired by the Partnership, and were therefore not producing losses allocable to the Partnership. The amortization expense increased by $(4,000) for the three months ended September 30, 2005, as the amortization expense is calculated based on the acquisition costs and fees that were incurred when the Local Limited Partnerships were being acquired. The majority of those Local Limited Partnerships were acquired after September 30, 2004. The asset management fees increased by $(19,000) for the three months ended September 30, 2005. The asset management fees are calculated based on invested assets, which are comprised of the equity contributed by the Partnership and the mortgage payable. As additional investments were made after September 30, 2004, the invested assets increased, thereby resulting in a higher asset management fee for the three months ended September 30, 2005. The asset management expenses decreased by $17,000 during the three months ended September 30, 2005 due to the timing of the necessary property inspections. The accounting and legal fees increased by $(14,000) for the three months ended September 30, 2005 compared to the three months ended September 30, 2004 due to the timing of the accounting work performed. Interest income increased by $29,000 for the three months ended September 30, 2005 because the cash balances maintained by the Partnership increased significantly for the three months ended September 30, 2005 compared to the three months ended September 30, 2004.

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004. The Partnership’s net loss for the six months ended September 30, 2005 was $(1,028,000), reflecting a change of $(926,000) from the net loss experienced for the six months ended September 30, 2004 of $(102,000). There was an increase in impairment of $(662,000) for the six months ended September 30, 2005 compared to the six months ended September 30, 2004. During the six months ended September 30, 2005, it was determined that two of the Local Limited Partnerships were not going to deliver any Low Income Housing Tax Credits since the rehabilitation work on the two underlying Housing Complexes had not been completed. Therefore, the two Local Limited Partnerships were impaired to a net carrying value of zero as of September 30, 2005. No such events occurred during the six months ended September 30, 2004. Equity in losses of Local Limited Partnerships increased by $(307,000) for the six months ended September 30, 2005. Equity in losses can vary due to the operations of the underlying Housing Complexes fluctuating from year to year. Also, during the six months ended September 30, 2004, several of the Local Limited Partnerships were still leasing up and being acquired by the Partnership, and were therefore not producing losses allocable to the Partnership. The amortization expenses increased by $(10,000) for the six months ended September 30, 2005, as the amortization expense is calculated based on the acquisition costs and fees that were incurred when the Local Limited Partnerships were being acquired. The majority of those Local Limited Partnerships were acquired after September 30, 2004. The asset management fees increased by $(39,000) for the six months ended September 30, 2005. The asset management fees are calculated based on invested assets, which are comprised of the equity contributed by the Partnership and the mortgage payable. As additional investments were made after September 30, 2004, the invested assets increased, thereby resulting in a higher asset management fee for the six months ended September 30, 2005. The asset management expenses decreased by $15,000 during the six months ended September 30, 2005 due to the timing of the necessary property inspections. The organization costs decreased by $28,000 for the six months ended September 30, 2005 compared to the six months ended September 30, 2004 due to the fact that the organization costs are generally incurred during the first year of the Partnership’s operations. The accounting and legal fees increased by $(18,000) for the six months ended September 30, 2005 compared to the six months ended September 30, 2004 due to the timing of the accounting work performed. Interest income increased by $60,000 for the six months ended September 30, 2005 because the cash balances maintained by the Partnership increased significantly for the six months ended September 30, 2005 compared to the six months ended September 30, 2004.

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004. The Partnership’s net loss for the three months ended December 31, 2005 was $(187,000), reflecting a change of $(169,000) from the net loss experienced for the three months ended December 31, 2004 of $(18,000). Equity in losses of Local Limited Partnerships increased by $(161,000) for the three months ended December 31, 2005. Equity in losses can vary based on the operations of the underlying Housing Complexes fluctuating from year to year. Also, during the three months ended December 31, 2004, several of the Local Limited Partnerships were still leasing up and being acquired by the Partnership, and were therefore not producing losses allocable to the Partnership. The amortization expenses increased by $(5,000) for the three months ended December 31, 2005. As the amortization expense is calculated based on the acquisition costs and fees that were incurred when the Local Limited Partnerships were being acquired. Several of those Local Limited Partnerships were acquired after December 31, 2004. The asset management fees increased $(19,000) for the three months ended December 31, 2005. The asset management fees are calculated based on invested assets, which are comprised of the equity contributed by the Partnership and the mortgage payable. As additional investments were made after December 31, 2004, the invested assets increased, thereby resulting in a higher asset management fee for the three months ended December 31, 2005. The asset management expenses increased by $(2,000) during the three months ended December 31, 2005 due to the timing of the necessary property inspections. The accounting and legal fees increased by $(3,000) for the three months ended December 31, 2005 compared to the three months ended December 31, 2004 due to the timing of the accounting work performed. Interest income increased by $11,000 for the three months ended December 31, 2005 because the cash balances maintained by the Partnership increased significantly for the three months ended December 31, 2005 as compared to the three months ended December 31, 2004.

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004. The Partnership’s net loss for the nine months ended December 31, 2005 was $(1,215,000), reflecting an increase of $(1,095,000) from the net loss experienced for the nine months ended December 31, 2004 of $(120,000). There was an increase in impairment of $(662,000) for the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004. During the nine months ended December 31, 2005, it was determined that two of the Local Limited Partnerships were not going to deliver any Low Income Housing Tax Credits since the rehabilitation work on the two underlying Housing Complexes had not been completed. Therefore, the two Local Limited Partnerships were impaired to a net carrying value of zero as of the nine months ended December 31, 2005. No such events occurred during the nine months ended December 31, 2004. Equity in losses of Local Limited Partnerships increased by $(468,000) for the nine months ended December 31, 2005. Equity in losses can vary based on the operations of the underlying Housing Complexes fluctuating from year to year. Also, during the nine months ended December 31, 2004, several of the Local Limited Partnerships were still leasing up and being acquired by the Partnership, and were therefore not producing losses allocable to the Partnership. The amortization expense increased by $(15,000) for the nine months ended December 31, 2005, as the amortization expense is calculated based on the acquisition costs and fees that were incurred when the Local Limited Partnerships were being acquired. Several of those Local Limited Partnerships were acquired after December 31, 2004. The asset management fees increased $(58,000) for the nine months ended December 31, 2005. The asset management fees are calculated based on invested assets, which are comprised of the equity contributed by the Partnership and the mortgage payable. As additional investments were made after December 31, 2004, the invested assets increased, thereby resulting in a higher asset management fee for the nine months ended December 31, 2005. The asset management expenses increased by $(5,000) during the nine months ended December 31, 2005 due to the timing of the necessary property inspections. The organization costs decreased by $28,000 for the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004 due to the fact that the organization costs are generally incurred during the first year of the Partnership’s operations. The accounting and legal fees increased by $(2,000) for the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004 due to the timing of the accounting work performed. Interest income increased by $72,000 for the nine months ended December 31, 2005 due to the fact that the cash balances maintained by the Partnership increased significantly for the nine months ended December 31, 2005 compared to the nine months ended December 31, 2004.

Capital Resources and Liquidity

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004. Net cash and cash equivalents used during the three months ended June 30, 2005 was $(3,155,000), compared to net cash and cash equivalents provided during the three months ended June 30, 2004 of $2,639,000. The change was mainly due to the fact that during the three months ended June 30, 2005, the Partnership received $44,000 of capital contributions and collections on investor promissory notes compared to $3,977,000 of contributions received during the three months ended June 30, 2004. The Partnership paid $3,000 of offering expenses during the three months of June 30, 2005 compared to $469,000 paid during the three months ended June 30, 2004. The Partnership paid $2,899,000 of capital contributions to Local Limited Partnerships during the three months ended June 30, 2005 compared to $309,000 of capital contributions paid during the three months ended June 30, 2004. Certain benchmarks must be met by the Local Limited Partnerships in order for capital contributions to be paid. The Partnership paid $344,000 of acquisition fees and costs during the three months ended June 30, 2004 compared to no such payments during the three months ended June 30, 2005. The Partnership also loaned $175,000 to one of the Local Limited Partnerships during the three months ended June 30, 2004 compared to $315,000 advanced during the three months ended June 30, 2005. In addition, the Partnership reimbursed $(9,000) of operating advances to the General Partner or an affiliate during the three months ended June 30, 2005, and June 30, 2004. Additionally, during the three months ended June 30, 2005, the Partnership paid $(8,000) of accrued asset management fees compared to no asset management fees paid during the three months ended June 30, 2004. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate. Additionally, the Partnership received $31,000 more of interest during the three months ended June 30, 2005 due to the fact that interest rates and average cash balances increased significantly for the three months ended June 30, 2005.

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004. Net cash and cash equivalents used during the six months ended September 30, 2005 was $(3,943,000), compared to net cash and cash equivalents provided during the six months ended September 30, 2004 of $5,587,000. The change was mainly due to the fact that during the six months ended September 30, 2004, the Partnership received $8,787,000 of capital contributions and collections on investor promissory notes compared to $375,000 of contributions received during the six months ended September 30, 2005. The Partnership paid $19,000 of offering expenses during the six months of September 30, 2005 compared to $1,164,000 paid during the six months ended September 30, 2004. The Partnership paid $4,039,000 of capital contributions to Local Limited Partnerships during the six months ended September 30, 2005 compared to $1,026,000 of capital contributions paid during the six months ended September 30, 2004. Certain benchmarks must be met by the Local Limited Partnerships in order for capital contributions to be paid. The Partnership loaned $175,000 to one of the Local Limited Partnerships during the six months ended September 30, 2004 compared to $315,000 advanced during the six months ended September 30, 2005. The Partnership paid $830,000 of acquisition fees and costs during the six months ended September 30, 2004 compared to no such payments during the six months ended September 30, 2005. In addition, the Partnership reimbursed $(21,000) of operating advances to the General Partner or an affiliate during the six months ended September 30, 2005, compared to $(23,000) reimbursed during the six months ended September 30, 2004. Additionally, during the six months ended September 30, 2005, the Partnership paid $(11,000) in accrued asset management fees compared to no asset management fees paid during the six months ended September 30, 2004. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate. Additionally, the Partnership received $60,000 more of interest income during the six months ended September 30, 2005 due to the fact that interest rates and average cash balances increased significantly for the six months ended September 30, 2005.

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004. Net cash and cash equivalents used during the nine months ended December 31, 2005 was $(5,202,000), compared to net cash and cash equivalents provided during the nine months ended December 31, 2004 of $7,083,000. The change was mainly due to the fact that during the nine months ended December 31, 2004, the Partnership received $11,573,000 of capital contributions and collections on investor promissory notes compared to $385,000 of contributions received during the nine months ended December 31, 2005. The Partnership paid $19,000 of offering expenses during the nine months of December 31, 2005 compared to $1,522,000 paid during the nine months ended December 31, 2004. The Partnership paid $5,315,000 of capital contributions to Local Limited Partnerships during the nine months ended December 31, 2005 compared to $2,194,000 of capital contributions paid during the nine months ended December 31, 2004. Certain benchmarks must be met by the Local Limited Partnerships in order for capital contributions to be paid. The Partnership loaned $175,000 to one of the Local Limited Partnerships during the nine months ended December 31, 2004 compared to $315,000 advanced during the nine months ended December 31, 2005. The Partnership paid $1,088,000 of acquisition fees and costs during the nine months ended December 31, 2004 compared to no such payments during the nine months ended December 31, 2005. In addition, the Partnership reimbursed $(39,000) of operating advances to the General Partner or an affiliate during the nine months ended December 31, 2005, compared to $(36,000) reimbursed during the nine months ended December 31, 2004. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate. Additionally, the Partnership received $72,000 more of interest during the nine months ended December 31, 2005 due to the fact that interest rates and average cash balances increased significantly for the nine months ended December 31, 2005.

During the three, six and nine months ended June 30, 2005, September 30, 2005 and December 31, 2005, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner or affiliates, increased by $17,000, $47,000 and $68,000, respectively, as compared to March 31, 2005. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

Recent Accounting Changes

In September 2006, the Financial Accounting Standards Board (the “FASB”) issued accounting guidance for Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. This guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007 and shall be applied prospectively except for very limited transactions. In February 2008, the FASB delayed for one year implementation of the guidance as it pertains to certain non-financial assets and liabilities. The Partnership adopted U.S. generally accepted accounting principles (“GAAP”) for Fair Value Measurements effective April 1, 2008, except as it applies to those non-financial assets and liabilities, for which the effective date was April 1, 2009. The Partnership has determined that adoption of this guidance has no material impact on the Partnership’s financial statements.

In February 2007, the FASB issued accounting guidance for The Fair Value Option for Financial Assets and Financial Liabilities. This guidance permits entities to choose to measure many financial instruments and certain other items at fair value. The fair value election is designed to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is effective for fiscal years beginning after November 15, 2007. On April 1, 2008, the Partnership adopted GAAP for The Fair Value Option for Financial Assets and Financial Liabilities and elected not to apply the provisions to its eligible financial assets and financial liabilities on the date of adoption. Accordingly, the initial application of the guidance is not expected to have an effect on the Partnership.

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it will not have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments. This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. It became effective as of and for the interim period ended June 30, 2009 and has no impact on the Partnership’s financial condition or results of operations.

In May 2009, the FASB issued guidance regarding subsequent events, which was subsequently updated in February 2010. This guidance established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this guidance sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This guidance was effective for financial statements issued for fiscal years and interim periods ending after June 15, 2009, and was therefore adopted by the Partnership for the quarter ended June 30, 2009. The adoption will not have a significant impact on the subsequent events that the Partnership reports, either through recognition or disclosure, in the financial statements. In February 2010, the FASB amended its guidance on subsequent events to remove the requirement to disclose the date through which an entity has evaluated subsequent events, alleviating conflicts with current SEC guidance. This amendment was effective immediately and therefore the Partnership did not include the disclosure in this Form 10-Q.

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modified the consolidation model to one based on control and economics, and replaced the current quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment is effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 is not expected to have a material effect on the Partnership’s financial statements.

In June 2009, the FASB issued the Accounting Standards Codification (Codification). Effective July 1, 2009, the Codification is the single source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Codification is intended to reorganize, rather than change, existing GAAP. Accordingly, all references to currently existing GAAP have been removed and have been replaced with plain English explanations of the Partnership’s accounting policies. The adoption of the Codification did not have a material impact on the Partnership’s financial position or results of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

NOT APPLICABLE

Item 4. Controls and Procedures

(a)	Disclosure controls and procedures

As of the end of the periods covered by this report, the Partnership’s General Partner, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of Associates, carried out an evaluation of the effectiveness of the Partnership’s “disclosure controls and procedures” as defined in Securities Exchange Act of 1934 Rule 13a-15 and 15d-15. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, the Partnership’s disclosure controls and procedures were not effective to ensure that material information required to be disclosed in the Partnership’s periodic report filings with SEC is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, consistent with the definition of “disclosure controls and procedures” under the Securities Exchange Act of 1934.

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

(b)	Changes in internal controls

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2005, September 30, 2005 and December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2005, September 30, 2005, December 31, 2005, and March 31, 2005, (ii) the Condensed Statements of Operations for the three months ended June 30, 2005 and 2004, for the three and six months ended September 30, 2005 and 2004, and for the three and nine months ended December 31, 2005 and 2004 (iii) the Condensed Statements of Partners’ Equity (Deficit) for the three months ended June 30, 2005, for the six months ended September 30, 2005, and for the nine months ended December 31, 2005 (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2005 and 2004, for the six months ended September 30, 2005 and 2004, and for the nine months ended December 31, 2005 and 2004 and (v) the Notes to Condensed Financial Statements.

Exhibits 32.1, 32.2 and 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section. Such exhibits shall not be deemed incorporated by reference into any filing under the Securities Act of 1933 or Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

By:	WNC National Partners, LLC. General Partner

By:	/s/ Wilfred N. Cooper, Jr.
Wilfred N. Cooper, Jr.
President and Chief Executive Officer of WNC & Associates, Inc.

Date: November 7, 2014

By:	/s/ Melanie R. Wenk
Melanie R. Wenk
Senior Vice-President - Chief Financial Officer of WNC & Associates, Inc.

Date: November 7, 2014

