Form 10-Q
period 2006-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 11
filed 2014-11-07
CIK 1253328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

For the quarterly period ended September 30, 2006

For the quarterly period ended December 31, 2006

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the quarterly period ended June 30, 2006

For the quarterly period ended September 30, 2006

For the quarterly period ended December 31, 2006

2

Part I. Financial Information

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2006
ASSETS
Cash and cash equivalents	$2,503,763	$2,119,208	$1,878,021	$2,501,992
Investments in Local Limited Partnerships, net	11,287,525	11,111,643	10,825,031	11,549,203
Due from affiliates (Note 3)	91	207	207	91

Total Assets	$13,791,379	$13,231,058	$12,703,259	$14,051,286

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$1,458,374	$1,143,607	$859,919	$1,478,746
Accrued fees and expenses due to General Partner and affiliates (Note 3)	172,903	212,633	253,779	132,651

Total Liabilities	1,631,277	1,356,240	1,113,698	1,611,397

Partners’ Equity (Deficit):
General Partner	(1,747)	(2,032)	(2,317)	(1,467)
Limited Partners (25,000 Partnership Units authorized; 16,046 Partnership Units issued and outstanding)	12,161,849	11,876,850	11,591,878	12,441,356

Total Partners’ Equity (Deficit)	12,160,102	11,874,818	11,589,561	12,439,889

Total Liabilities and Partners’ Equity (Deficit)	$13,791,379	$13,231,058	$12,703,259	$14,051,286

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2006 and 2005

(Unaudited)

	2006	2005
	Three Months	Three Months

Operating expenses and loss:
Amortization (Note 2)	$12,035	$9,593
Asset management fees (Note 3)	40,259	21,798
Asset management expenses	3,123	2,020
Accounting and legal fees	234	3,519
Impairment loss (Note 2)	-	538,337
Other	386	2,084

Total operating expenses and loss	56,037	577,351

Loss from operations	(56,037)	(577,351)

Equity in losses of Local Limited Partnerships (Note 2)	(249,643)	(167,520)

Interest income	25,893	32,633

Net loss	$(279,787)	$(712,238)

Net loss allocated to:
General Partner	$(280)	$(712)

Limited Partners	$(279,507)	$(711,526)

Net loss per Partnership Unit	$(17)	$(44)

Outstanding weighted Partnership Units	16,046	16,046

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended September 30, 2006 and 2005

(Unaudited)

	2006		2005
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$1,000	$1,000	$-	$-

Total operating income	1,000	1,000	-	-

Operating expenses and loss:
Amortization (Note 2)	12,035	24,070	9,603	19,196
Asset management fees (Note 3)	41,755	82,014	29,197	50,995
Asset management expenses	3,502	6,625	1,508	3,528
Accounting and legal fees	2,625	2,859	14,398	17,917
Impairment loss (Note 2)	-	-	123,217	661,554
Other	1,181	1,567	397	2,481

Total operating expenses and loss	61,098	117,135	178,320	755,671

Loss from operations	(60,098)	(116,135)	(178,320)	(755,671)

Equity in losses of Local Limited Partnerships (Note 2)	(249,643)	(499,286)	(176,933)	(344,453)

Interest income	24,457	50,350	38,904	71,537

Net loss	$(285,284)	$(565,071)	$(316,349)	$(1,028,587)

Net loss allocated to:
General Partner	$(285)	$(565)	$(316)	$(1,029)

Limited Partners	$(284,999)	$(564,506)	$(316,033)	$(1,027,558)

Net loss per Partnership Unit	$(18)	$(35)	$(20)	$(64)

Outstanding weighted Partnership Units	16,046	16,046	16,046	16,046

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended December 31, 2006 and 2005

(Unaudited)

	2006		2005
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$-	$1,000	$-	$-

Total operating income	-	1,000	-	-

Operating expenses and loss:
Amortization (Note 2)	12,035	36,105	12,035	31,231
Asset management fees (Note 3)	41,726	123,740	31,575	82,570
Asset management expenses	2,550	9,175	1,852	5,380
Accounting and legal fees	107	2,966	5,526	23,443
Impairment loss (Note 2)	-	-	-	661,554
Other	555	2,122	402	2,883

Total operating expenses and loss	56,973	174,108	51,390	807,061

Loss from operations	(56,973)	(173,108)	(51,390)	(807,061)

Equity in losses of Local Limited Partnerships (Note 2)	(249,643)	(748,929)	(165,724)	(510,177)

Interest income	21,359	71,709	30,385	101,922

Net loss	$(285,257)	$(850,328)	$(186,729)	$(1,215,316)

Net loss allocated to:
General Partner	$(285)	$(850)	$(187)	$(1,215)

Limited Partners	$(284,972)	$(849,478)	$(186,542)	$(1,214,101)

Net loss per Partnership Unit	$(18)	$(53)	$(12)	$(76)

Outstanding weighted Partnership Units	16,046	16,046	16,046	16,046

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2006,

Six Months Ended September 30, 2006 and Nine Months Ended December 31, 2006
(Unaudited)

For the Three Months Ended June 30, 2006

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2006	$(1,467)	$12,441,356	$12,439,889

Net loss	(280)	(279,507)	(279,787)

Partners’ equity (deficit) at June 30, 2006	$(1,747)	$12,161,849	$12,160,102

For the Six Months Ended September 30, 2006

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2006	$(1,467)	$12,441,356	$12,439,889

Net loss	(565)	(564,506)	(565,071)

Partners’ equity (deficit) at September 30, 2006	$(2,032)	$11,876,850	$11,874,818

For the Nine Months Ended December 31, 2006

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2006	$(1,467)	$12,441,356	$12,439,889

Net loss	(850)	(849,478)	(850,328)

Partners’ equity (deficit) at December 31, 2006	$(2,317)	$(11,591,878)	$11,589,561

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2006 and 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(279,787)	$(712,238)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	12,035	9,593
Equity in losses of Local Limited Partnerships	249,643	167,520
Impairment loss	-	538,337
Increase in due from affiliates	-	(476)
Decrease in accounts payable	-	(1,000)
Increase in accrued fees and expenses due to General Partner and affiliates	40,252	17,098

Net cash provided by operating activities	22,143	18,834

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(20,372)	(2,899,449)
Loans receivable	-	(315,000)

Net cash used in investing activities	(20,372)	(3,214,449)

Cash flows from financing activities:
Capital contributions received	-	40,000
Collection of promissory notes	-	3,534
Offering expenses	-	(2,800)

Net cash provided by financing activities	-	40,734

Net increase (decrease) in cash and cash equivalents	1,771	(3,154,881)

Cash and cash equivalents, beginning of period	2,501,992	8,195,613

Cash and cash equivalents, end of period	$2,503,763	$5,040,732

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxed paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

For the Three Months Ended June 30, 2006 and 2005

(Unaudited)

	2006	2005

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:

The Partnership decreased its investment in Local Limited Partnerships and payables to Local Limited Partnerships for tax credit adjusters.	$-	$7,014

The Partnership decreased its prepaid acquisition fees and costs and increased its investment in Local Limited Partnerships for purchases of Local Limited Partnerships.	$-	$66,038

The Partnership decreased its investment in Local Limited Partnerships and Limited Partners’ equity for syndication costs.	$-	$13,500

The Partnership increased its investment in Local Limited Partnerships for unpaid payables due to Local Limited Partnerships.	$-	$547,430

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

For the Six Months Ended September 30, 2006 and 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(565,071)	$(1,028,587)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	24,070	19,196
Equity in losses of Local Limited Partnerships	499,286	344,453
Decrease in due from affiliates	-	12,711
Decrease in accounts payable	-	(1,000)
Impairment loss	-	661,554
Increase in accrued fees and expenses due to General Partner and affiliates	79,982	46,887

Net cash provided by operating activities	38,267	55,214

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(421,051)	(4,039,119)
Loans receivable	-	(315,000)

Net cash used in investing activities	(421,051)	(4,354,119)

Cash flows from financing activities:
Capital contributions received	-	371,125
Collection of promissory notes	-	3,534
Offering expenses	-	(18,655)

Net cash provided by financing activities	-	356,004

Net decrease in cash and cash equivalents	(382,784)	(3,942,901)

Cash and cash equivalents, beginning of period	2,501,992	8,195,613

Cash and cash equivalents, end of period	$2,119,208	$4,252,712

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxed paid	$-	$-

 See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

For the Six Months Ended September 30, 2006 and 2005

(Unaudited)

	2006	2005
SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:

The Partnership increased (decreased) its investment in Local Limited Partnerships and payables to Local Limited Partnerships for tax credit adjusters	$85,796	$(230,242)

The Partnership decreased its prepaid acquisition fees and costs and increased its investment in Local Limited Partnerships for purchases of Local Limited Partnerships	$-	$357,833

The Partnership decreased its investment in Local Limited Partnerships and Limited Partners’ equity for syndication costs	$-	$13,500

The Partnership increased its investment in Local Limited Partnerships for unpaid payables due to Local Limited Partnerships.	$-	$2,930,429

The Partnership decreased its loans receivables for payables due to Local Limited Partnerships.	$-	$315,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

For the Nine Months Ended December 31, 2006 and 2005

(Unaudited)

	2006	2005
Cash flows from operating activities:
Net loss	$(850,328)	$(1,215,316)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization	36,105	31,231
Equity in losses of Local Limited Partnerships	748,929	510,177
Decrease in due from affiliates	-	9,098
Decrease in accounts payable	-	(1,000)
Impairment loss	-	661,554
Increase in accrued fees and expenses due to General Partner and affiliates	121,128	67,570

Net cash provided by operating activities	55,834	63,314

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(679,805)	(5,315,376)
Loans receivable	-	(315,000)

Net cash used in investing activities	(679,805)	(5,630,376)

Cash flows from financing activities:
Capital contributions received	-	381,125
Collection of promissory notes	-	3,534
Offering expenses	-	(19,355)

Net cash provided by financing activities	-	365,304

Net decrease in cash and cash equivalents	(623,971)	(5,201,758)

Cash and cash equivalents, beginning of period	2,501,992	8,195,613

Cash and cash equivalents, end of period	$1,878,021	$2,993,855

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

For the Nine Months Ended December 31, 2006 and 2005

(Unaudited)

	2006	2005

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:

The Partnership increased (decreased) its investment in Local Limited Partnerships and payables to Local Limited Partnerships for tax credit adjusters	$60,862	$(230,242)

The Partnership decreased its prepaid acquisition fees and costs and increased its investment in Local Limited Partnerships for purchases of Local Limited Partnerships	$-	$357,833

The Partnership decreased its investment in Local Limited Partnerships and Limited Partners’ equity for syndication costs	$-	$13,500

The Partnership increased its investment in Local Limited Partnerships for unpaid payables due to Local Limited Partnerships.	$-	$2,930,428

The Partnership decreased its loans receivable for payables due to Local Limited Partnerships.	$-	$315,000

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and December 31, 2006

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2006, six months ended September 30, 2006 and nine months ended December 31, 2006 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2006.

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

For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and December 31, 2006

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

For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and December 31, 2006

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2006.

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

Subsequent to December 31, 2006, on August 31, 2012, the Partnership sold its Local Limited Partnership Interest in Lantana Northridge Apartments, LTD (“Lantana Northridge”) to an unrelated third party.  The buyer offered $245,633 to purchase the Local Limited Partnership Interest. Lantana Northridge was appraised for $410,000 and had a mortgage note balance of $814,210 as of December 31, 2011. The Limited Partnership Interest was originally acquired for $512,217 and the Partnership had paid $384,163 of its capital contributions leaving a balance owing of $128,054. It was realized that the $128,054 was never going to be paid due to the fact that Low Income Housing Tax Credits were never delivered to the Partnership.  Therefore the outstanding capital contribution of $128,054 was written off and the investment balance for Lantana Northridge was written down by the same amount. At the time of the disposition the Partnership’s investment balance is zero; therefore a gain of $245,463 will be recorded during the respective period. The funds will be placed into the Partnership’s reserves and will either be used to make additional investments in Local Limited Partnerships, pay future operating expenses, pay accrued and future operating expenses or returned to investors based on future economic decisions. Due to the untimely completion of the rehabilitation work on the housing complex, all tax credits for Lantana Northridge have been forfeited and cannot be claimed.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and December 31, 2006

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Subsequent to December 31, 2006, on August 31, 2012, the Partnership sold its Local Limited Partnership Interest in Lantana Southridge Apartments, LTD (“Lantana Southridge”) to an unrelated third party.  The buyer offered $245,633 to purchase the Local Limited Partnership Interest. Lantana Southridge was appraised for $360,000 and had a mortgage note balance of $747,432 as of December 31, 2011. The Limited Partnership Interest was originally acquired for $400,166 and the Partnership had paid $300,125 of its capital contributions leaving a balance owing of $100,041.  It was realized that the $100,041 was never going to be paid due to the fact that Low Income Housing Tax Credits were never delivered to the Partnership. Therefore the outstanding capital contribution of $100,041 was written off and the investment valance for Lantana Southridge was written down by the same amount. At the time of the disposition the Partnership’s investment balance is zero; therefore a gain of $245,463 will be recorded during the respective period. The funds will be placed into the Partnership’s reserves and will either be used to make additional investments in Local Limited Partnerships, pay future operating expenses, pay accrued and future operating expenses or returned to investors based on future economic decisions. Due to the untimely completion of the rehabilitation work on the housing complex, all tax credits for Lantana Southridge have been forfeited and cannot be claimed.

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment and are being amortized over 30 years (see Note 2 and 3).

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2006 and 2005, September 30, 2006 and 2005 and December 31, 2006 and 2005, respectively has been recorded by the Partnership. Management’s estimate for the three, six and nine-month periods is based on actual audited results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2006, September 30, 2006 and December 31, 2006, two investment accounts in Local Limited Partnerships had reached a zero balance.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and December 31, 2006

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2006, September 30, 2006, December 31, 2006 and March 31, 2006, the Partnership had cash equivalents of $2,498,583, $2,117,770, $1,872,911 and $2,487,795, respectively.

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

For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and December 31, 2006

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for the three months ended June 30, 2006 and 2005 was $12,035 and $9,593, respectively. For the six months ended September 30, 2006 and 2005, amortization expense was $24,070 and $19,196, respectively, and for the nine months ended December 31, 2006 and 2005, amortization expense was $36,105 and $31,231, respectively.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. Impairment loss related to investments in Local Limited Partnerships for the three months ended June 30, 2006 and 2005 was $0 and $538,337, respectively, and for the six months ended September 30, 2006 and 2005, impairment loss related to investments in Local Limited Partnerships was $0 and $661,554, respectively, and for the nine months ended December 31, 2006 and 2005, impairment loss related to investments in Local Limited Partnerships was $0 and $661,554, respectively.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2006, September 30, 2006, December 31, 2006 and March 31, 2006, the Partnership had acquired limited partnership interests in 15 Local Limited Partnerships each of which owns one Housing Complex, consisting of an aggregate of 699 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and December 31, 2006

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2006	For the Year Ended March 31, 2006
Investments per balance sheet, beginning of period	$11,549,203	$9,887,270
Capital contributions paid, net	-	2,289,611
Capital contributions payable	-	260,753
Impairment loss	-	(661,554)
Equity in losses of Local Limited Partnerships	(249,643)	(675,897)
Amortization of paid acquisition fees and costs	(12,035)	(43,266)
Capitalized acquisition fees and costs	-	357,833
Distributions received from Local Limited Partnerships	-	(1,870)
Syndication costs	-	(13,500)
Tax credit adjustments	-	149,823
Investments per balance sheet, end of period	$11,287,525	$11,549,203

	For the Six Months Ended September 30, 2006	For the Year Ended March 31, 2006
Investments per balance sheet, beginning of period	$11,549,203	$9,887,270
Capital contributions paid, net	-	2,289,611
Capital contributions payable	-	260,753
Impairment loss	-	(661,554)
Equity in losses of Local Limited Partnerships	(499,286)	(675,897)
Amortization of paid acquisition fees and costs	(24,070)	(43,266)
Capitalized acquisition fees and costs	-	357,833
Distributions received from Local Limited Partnerships	-	(1,870)
Syndication costs	-	(13,500)
Tax credit adjustments	85,796	149,823
Investments per balance sheet, end of period	$11,111,643	$11,549,203

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and December 31, 2006

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Nine Months Ended December 31, 2006	For the Year Ended March 31, 2006
Investments per balance sheet, beginning of period	$11,549,203	$9,887,270
Capital contribution paid, net	-	2,289,611
Capital contribution payable	-	260,753
Impairment loss	-	(661,554)
Equity in losses of Local Limited Partnerships	(748,929)	(675,897)
Amortization of paid acquisition fees and costs	(36,105)	(43,266)
Capitalized acquisition fees and costs	-	357,833
Distributions received from Local Limited Partnerships	-	(1,870)
Syndication costs	-	(13,500)
Tax credit adjustments	60,862	149,823
Investments per balance sheet, end of period	$10,825,031	$11,549,203

	For the Three Months Ended June 30, 2006	For the Year Ended March 31, 2006
Investments in Local Limited Partnerships, net	$9,923,752	$10,173,395
Acquisition fees and costs, net of accumulated amortization of $80,367 and $68,332	1,363,773	1,375,808
Investments per balance sheet, end of period	$11,287,525	$11,549,203

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and December 31, 2006

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Six Months Ended September 30, 2006	For the Year Ended March 31, 2006
Investments in Local Limited Partnerships, net	$9,759,905	$10,173,395
Acquisition fees and costs, net of accumulated amortization of $92,402 and $68,332	1,351,738	1,375,808
Investments per balance sheet, end of period	$11,111,643	$11,549,203

	For the Nine Months Ended December 31, 2006	For the Year Ended March 31, 2006
Investments in Local Limited Partnerships, net	$9,485,328	$10,173,395
Acquisition fees and costs, net of accumulated amortization of $104,437 and $68,332	1,339,703	1,375,808
Investments per balance sheet, end of period	$10,825,031	$11,549,203

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and December 31, 2006

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2006	2005
Revenues	$879,000	$474,000
Expenses:
Interest expense	308,000	99,000
Depreciation and amortization	304,000	166,000
Operating expenses	537,000	377,000
Total expenses	1,149,000	642,000

Net loss	$(270,000)	$(168,000)

Net loss allocable to the Partnership	$(268,000)	$(167,000)

Net loss recorded by the Partnership	$(250,000)	$(167,000)

Selected financial information for the six months ended September 30, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2006	2005
Revenues	$1,757,000	$995,000
Expenses:
Interest expense	616,000	209,000
Depreciation and amortization	608,000	352,000
Operating expenses	1,073,000	789,000
Total expenses	2,297,000	1,350,000

Net loss	$(540,000)	(355,000)

Net loss allocable to the Partnership	$(535,000)	$(344,000)

Net loss recorded by the Partnership	$(499,000)	$(344,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and December 31, 2006

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2006 and 2005 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2006	2005
Revenues	$2,636,000	$1,532,000
Expenses:
Interest expense	924,000	323,000
Depreciation and amortization	912,000	545,000
Operating expenses	1,609,000	1,212,000
Total expenses	3,445,000	2,080,000

Net loss	$(809,000)	$(548,000)

Net loss allocable to the Partnership	$(803,000)	$(524,000)

Net loss recorded by the Partnership	$(749,000)	$(510,000)

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

For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and December 31, 2006

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

For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and December 31, 2006

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the partnership agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)	Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of June 30, September 30, December 31 and March 31, 2006, the Partnership incurred cumulative acquisition fees of $1,123,220, which were included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $62,504, $71,864, $81,224, and $53,144, as of June 30, 2006, September 30, 2006, December 31, 2006 and March 31, 2006, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and December 31, 2006

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(b)	Acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as reimbursement of costs incurred by of the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. As of all periods presented, the Partnership incurred acquisition costs of $320,920, which were included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $17,863, $20,538, $23,213, and $15,188, as of June 30, 2006, September 30, 2006, December 31, 2006 and March 31, 2006, respectively.

(c)	An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $40,259 and $21,798 were incurred during the three months ended June 30, 2006 and 2005, respectively. For the six months ended September 30, 2006 and 2005, the Partnership incurred asset management fees of $82,014 and $50,995, respectively. Asset management fees of $123,740 and $82,570 were incurred during the nine months ended December 31, 2006 and 2005, respectively. The Partnership paid the General Partner or its affiliates $3,750 and $7,500 of those fees during the three months ended June 30, 2006 and 2005, respectively, $7,500 and $11,250 during the six months ended September 30, 2006 and 2005, respectively, and $11,250 and $15,000 during the nine months ended December 31, 2006 and 2005, respectively.

(d)	A subordinated disposition fee in an amount equal to 1% of the sale price of real estate sold by the Local Limited Partnerships. Payment of this fee is subordinated to the Limited Partners receiving distributions equal to their capital contributions and their return on investment (as defined in the partnership agreement) and is payable only if services are rendered in the sales effort. No such fee was incurred for all periods presented.

(e)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 and $9,099 during the three months ended June 30, 2006 and 2005, respectively, $5,555 and $20,637 during the six months ended September 30, 2006 and 2005, respectively, and $5,555 and $39,468 during the nine months ended December 31, 2006 and 2005, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2006, September 30, 2006 and December 31, 2006

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2006	September 30, 2006	December 31, 2006	March 31, 2006

Asset management fee payable	$167,348	$205,353	$243,329	$130,839
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	5,555	7,280	10,450	1,812
Total	$172,903	$212,633	$253,779	$132,651

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounting to $1,458,374, $1,143,607, $859,919, and $1,478,746 at June 30, September 30, December 31 and March 31, 2006, respectively, represent amounts which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to December 31, 2006, on August 31, 2012, the Partnership sold its Local Limited Partnership Interest in Lantana Northridge Apartments, LTD (“Lantana Northridge”) to an unrelated third party.  The buyer offered $245,633 to purchase the Local Limited Partnership Interest. Lantana Northridge was appraised for $410,000 and had a mortgage note balance of $814,210 as of December 31, 2011. The Limited Partnership Interest was originally acquired for $512,217 and the Partnership had paid $384,163 of its capital contributions leaving a balance owing of $128,054. It was realized that the $128,054 was never going to be paid due to the fact that Low Income Housing Tax Credits were never delivered to the Partnership.  Therefore the outstanding capital contribution of $128,054 was written off and the investment balance for Lantana Northridge was written down by the same amount. At the time of the disposition the Partnership’s investment balance is zero; therefore a gain of $245,463 will be recorded during the respective period. The funds will be placed into the Partnership’s reserves and will either be used to make additional investments in Local Limited Partnerships, pay future operating expenses, pay accrued and future operating expenses or returned to investors based on future economic decisions. Due to the untimely completion of the rehabilitation work on the housing complex, all tax credits for Lantana Northridge have been forfeited and cannot be claimed.

Subsequent to December 31, 2006, on August 31, 2012, the Partnership sold its Local Limited Partnership Interest in Lantana Southridge Apartments, LTD (“Lantana Southridge”) to an unrelated third party.  The buyer offered $245,633 to purchase the Local Limited Partnership Interest. Lantana Southridge was appraised for $360,000 and had a mortgage note balance of $747,432 as of December 31, 2011. The Limited Partnership Interest was originally acquired for $400,166 and the Partnership had paid $300,125 of its capital contributions leaving a balance owing of $100,041.  It was realized that the $100,041 was never going to be paid due to the fact that Low Income Housing Tax Credits were never delivered to the Partnership. Therefore the outstanding capital contribution of $100,041 was written off and the investment valance for Lantana Southridge was written down by the same amount. At the time of the disposition the Partnership’s investment balance is zero; therefore a gain of $245,463 will be recorded during the respective period. The funds will be placed into the Partnership’s reserves and will either be used to make additional investments in Local Limited Partnerships, pay future operating expenses, pay accrued and future operating expenses or returned to investors based on future economic decisions. Due to the untimely completion of the rehabilitation work on the housing complex, all tax credits for Lantana Southridge have been forfeited and cannot be claimed.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2006 and 2005, the three and six months ended September 30, 2006 and 2005, and the three and nine months ended December 31, 2006 and 2005, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2006 consisted of $2,504,000 in cash and cash equivalents and aggregate investments in Local Limited Partnerships of $11,288,000. Liabilities at June 30, 2006 consisted of $173,000 of accrued fees and expenses due to General Partner and affiliates and $1,458,000 in payables to Local Limited Partnerships.

The Partnership’s assets at September 30, 2006 consisted of $2,119,000 in cash and cash equivalents and aggregate investments in Local Limited Partnerships of $11,112,000. Liabilities at September 30, 2006 consisted of $213,000 of accrued fees and expenses due to General Partner and affiliates and $1,144,000 in payables to Local Limited Partnerships.

The Partnership’s assets at December 31, 2006 consisted of $1,878,000 in cash and cash equivalents and aggregate investments in Local Limited Partnerships of $10,825,000. Liabilities at December 31, 2006 consisted of $254,000 of accrued fees and expenses due to General Partner and affiliates and $860,000 in payables to Local Limited Partnerships.

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005. The Partnership’s net loss for the three months ended June 30, 2006 was $(280,000), reflecting a decrease of $432,000 from the net loss experienced for the three months ended June 30, 2005 of $(712,000). There was a decrease in impairment loss of $538,000 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005. During the previous year it was determined that two of the Local Limited Partnerships were not going to deliver any Low Income Housing Tax Credits since the rehabilitation work on the two underlying Housing Complexes had not been completed. Therefore, the two Local Limited Partnerships were impaired to a net carrying value of zero as of June 30, 2005. No such events occurred during the three months ended June 30, 2006. Equity in losses of Local Limited Partnerships increased by $(82,000) for the three months ended June 30, 2006. The equity in losses can vary each year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. The amortization expenses increased by $(2,000) for the three months ended June 30, 2006, as the amortization expense is calculated based on the acquisition costs and fees that were incurred when the Local Limited Partnerships were acquired. The asset management fees increased by $(18,000) for the three months ended June 30, 2006. The asset management fees are calculated based on invested assets, which are comprised of the equity contributed by the Partnership and the mortgage payable. The asset management expenses increased by $(1,000) during the three months ended June 30, 2006 due to the timing of necessary property inspections. The accounting and legal fees decreased by $3,000 for the three months ended June 30, 2006 compared to the three months ended June 30, 2005 due to the timing of the accounting work performed. Interest income decreased by $(7,000) due to the fact that interest rates and cash balances being maintained by the Partnership declined for the three months ended June 30, 2006 compared to the three months ended June 30, 2005.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005. The Partnership’s net loss for the three months ended September 30, 2006 was $(285,000), reflecting a decrease of $31,000 from the net loss experienced for the three months ended September 30, 2005 of $(316,000). There was a decrease in impairment loss of $123,000 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005. During the previous year it was determined that two of the Local Limited Partnerships were not going to deliver any Low Income Housing Tax Credits since the rehabilitation work on the two underlying Housing Complexes had not been completed. Therefore, the two Local Limited Partnerships were impaired to a net carrying value of zero as of September 30, 2005. Equity in losses of Local Limited Partnerships increased by $(73,000) for the three months ended September 30, 2006. The equity in losses can vary each year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. The amortization expenses increased by $(2,000) for the three months ended September 30, 2006, as the amortization expense is calculated based on the acquisition costs and fees that were incurred when the Local Limited Partnerships were acquired. The asset management fees increased by $(13,000) for the three months ended September 30, 2006. The asset management fees are calculated based on invested assets, which are comprised of the equity contributed by the Partnership and the mortgage payable. The asset management expenses increased by $(2,000) during the three months ended September 30, 2006 due to the timing of necessary property inspections. Reporting fees increased by $1,000 for the three months ended September 30, 2006. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow the payment. The accounting and legal fees decreased by $12,000 for the three months ended September 30, 2006 compared to the three months ended September 30, 2005 due to the timing of the accounting work performed. Interest income decreased by $(14,000) due to the fact that interest rates and cash balances being maintained by the Partnership declined for the three months ended September 30, 2006 compared to the three months ended September 30, 2005.

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005. The Partnership’s net loss for the six months ended September 30, 2006 was $(565,000), reflecting a decrease of $464,000 from the net loss experienced for the six months ended September 30, 2005 of $(1,029,000). There was a decrease in impairment loss of $662,000 for the six months ended September 30, 2006 compared to the six months ended September 30, 2005. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnership. Equity in losses of Local Limited Partnerships increased by $(155,000) for the six months ended September 30, 2006. The equity in losses can vary each year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. The amortization expenses increased by $(5,000) for the six months ended September 30, 2006, as the amortization expense is calculated based on the acquisition costs and fees that were incurred when the Local Limited Partnerships were acquired. The asset management fees increased by $(31,000) for the six months ended September 30, 2006. The asset management fees are calculated based on invested assets, which are comprised of the equity contributed by the Partnership and the mortgage payable. The asset management expenses increased by $(3,000) during the six months ended September 30, 2006 due to the timing of necessary property inspections. Reporting fees increased by $1,000 for the six months ended September 30, 2006. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow the payment. The accounting and legal fees decreased by $15,000 for the six months ended September 30, 2006 compared to the six months ended September 30, 2005 due to the timing of the accounting work performed. Interest income decreased by $(21,000) due to the fact that interest rates and cash balances being maintained by the Partnership declined for the six months ended September 30, 2006 compared to the six months ended September 30, 2005.

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005. The Partnership’s net loss for the three months ended December 31, 2006 was $(285,000), reflecting an increase of $(98,000) from the net loss experienced for the three months ended December 31, 2005 of $(187,000). Equity in losses of Local Limited Partnerships increased by $(84,000) for the three months ended December 31, 2006. The equity in losses can vary each year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. The asset management fees increased by $(10,000) for the three months ended December 31, 2006. The asset management fees are calculated based on invested assets, which are comprised of the equity contributed by the Partnership and the mortgage payable. The asset management expenses increased by $(1,000) during the three months ended December 31, 2006 due to the timing of necessary property inspections. The accounting and legal fees decreased by $5,000 for the three months ended December 31, 2006 compare to the three months ended December 31, 2005 due to the timing of the accounting work performed. Interest income decreased by $(9,000) due to the fact that interest rates and cash balances being maintained by the Partnership declined for the three months ended December 31, 2006 compared to the three months ended December 31, 2005.

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005. The Partnership’s net loss for the nine months ended December 31, 2006 was $(850,000), reflecting a decrease of $365,000 from the net loss experienced for the nine months ended December 31, 2005 of $(1,215,000). There was a decrease in impairment of $662,000 for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnership. Equity in losses of Local Limited Partnerships increased by $(239,000) for the nine months ended December 31, 2006. The equity in losses can vary each year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. The amortization expenses increased by $(5,000) for the nine months ended December 31, 2006, as the amortization expense is calculated based on the acquisition costs and fees that were incurred when the Local Limited Partnerships were acquired. The asset management fees increased by $(41,000) for the nine months ended December 31, 2006. The asset management fees are calculated based on invested assets, which are comprised of the equity contributed by the Partnership and the mortgage payable. The asset management expenses increased by $(4,000) during the nine months ended December 31, 2006 due to the timing of necessary property inspections. Reporting fees increased by $1,000 for the nine months ended December 31, 2006. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow the payment. The accounting and legal fees decreased by $20,000 for the nine months ended December 31, 2006 compare to the nine months ended December 31, 2005 due to the timing of the accounting work performed. Interest income decreased by $(30,000) due to the fact that interest rates and cash balances being maintained by the Partnership declined significantly for the nine months ended December 31, 2006 compared to the nine months ended December 31, 2005.

Capital Resources and Liquidity

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005. The net increase in cash and cash equivalents during the three months ended June 30, 2006 was $2,000, compared to a net decrease in cash and cash equivalents for the three months ended June 30, 2005 of $(3,155,000). The change was mainly due to the fact that during the three months ended June 30, 2005, the Partnership received capital contributions and promissory note payments of $44,000 compared to no such receipts during the three months ended June 30, 2006. The Partnership paid $20,000 of capital contributions to Local Limited Partnerships during the three months ended June 30, 2006 compared to $2,899,000 of capital contributions paid during the three months ended June 30, 2005. Certain benchmarks must be met by the Local Limited Partnerships in order for capital contributions to be paid. The Partnership paid no offering expenses to the General Partner during the three months ended June 30, 2006 compared to $3,000 paid during the three months ended June 30, 2005. The Partnership made no reimbursements of operating advances to the General Partner during the three months ended June 30, 2006 compared to (9,000) of reimbursements during the three months ended June 30, 2005. Additionally, during the three months ended June 30, 2006, the Partnership paid $(4,000) of accrued asset management fees compared to (8,000) paid during the three months ended June 30, 2005. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate. Additionally, the Partnership received $(7,000) less of interest during the three months ended June 30, 2006 due to the fact that interest rates and average cash balances decreased for the three months ended June 30, 2006.

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005. The net decrease in cash and cash equivalents during the six months ended September 30, 2006 was $(382,000) compared to a net decrease in cash and cash equivalents during the six months ended September 30, 2005 of $(3,943,000). The change was mainly due to the fact that during the six months ended September 30, 2005, the Partnership received capital contributions and promissory note payments of $375,000 compared to no such receipts during the six months ended September 30, 2006. The Partnership paid $421,000 of capital contributions to Local Limited Partnerships during the six months ended September 30, 2006 compared to $4,039,000 of capital contributions paid during the six months ended September 30, 2005. Certain benchmarks must be met by the Local Limited Partnerships in order for capital contributions to be paid. The Partnership paid no offering expenses during the six months ended September 30, 2006 compared to $19,000 paid during the six months ended September 30, 2005. In addition, the Partnership reimbursed $(6,000) of operating advances to the General Partner or an affiliate during the six months ended September 30, 2006, compared to (21,000) during the six months ended September 30, 2005. Additionally, during the six months ended September 30, 2006, the Partnership paid (8,000) in accrued asset management fees compared to $(11,000) during the six months ended September 30, 2005. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate. The Partnership received $1,000 more in reporting fees from Local Limited Partnerships during the six months ended September 30, 2006. Additionally, the Partnership received $(21,000) less of interest during the six months ended September 30, 2006 due to the fact that interest rates and average cash balances decreased for the six months ended September 30, 2006.

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005. The net decrease in cash and cash equivalents during the nine months ended December 31, 2006 was $624,000, compared to a net decrease in cash and cash equivalents during the nine months ended December 31, 2005 of $(5,202,000). The change was mainly due to the fact that during the nine months ended December 31, 2005, the Partnership received capital contributions and promissory note payments of $385,000 compared to no such receipts during the nine months ended December 31, 2006. The Partnership paid $19,000 of offering expenses to the General Partner during the nine months of December 31, 2005 compared to no payment during the nine months ended December 31, 2006. The Partnership paid $680,000 of capital contributions to Local Limited Partnerships during the nine months ended December 31, 2006 compared to $5,315,000 of capital contributions paid during the nine months ended December 31, 2005. Certain benchmarks must be met by the Local Limited Partnerships in order for capital contributions to be paid. In addition, the Partnership reimbursed $(6,000) of operating advances to the General Partner or an affiliate during the nine months ended December 31, 2006, compared to (39,000) of reimbursements during the nine months ended December 31, 2005. Additionally, during the nine months ended December 31, 2006, the Partnership paid $(11,000) in accrued asset management fees compared to $(15,000) of asset management fees paid during the nine months ended December 31, 2005. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate. The Partnership received $1,000 more in reporting fees from Local Limited Partnerships during the six months ended December 31, 2006. Additionally, the Partnership received $(30,000) less of interest during the nine months ended December 31, 2006 due to the fact that interest rates and average cash balances decreased for the nine months ended December 31, 2006.

During the three, six and nine months ended June 30, 2006, September 30, 2006 and December 31, 2006, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner or affiliates, increased by $40,000, $80,000 and $121,000, respectively, as compared to March 31, 2006. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2006, September 30, 2006 and December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2006, September 30, 2006, December 31, 2006, and March 31, 2006, (ii) the Condensed Statements of Operations for the three months ended June 30, 2006 and 2005, for the three and six months ended September 30, 2006 and 2005, and for the three and nine months ended December 31, 2006 and 2005 (iii) the Condensed Statements of Partners’ Equity (Deficit) for the three months ended June 30, 2006, for the six months ended September 30, 2006, and for the nine months ended December 31, 2006 (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2006 and 2005, for the six months ended September 30, 2006 and 2005, and for the nine months ended December 31, 2006 and 2005 and (v) the Notes to Condensed Financial Statements.

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

