Form 10-Q
period 2009-12-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 11
filed 2014-11-07
CIK 1253328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

For the quarterly period ended September 30, 2009

For the quarterly period ended December 31, 2009

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the quarterly period ended June 30, 2009

For the quarterly period ended September 30, 2009

For the quarterly period ended December 31, 2009

2

Part I. Financial Information

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2009
ASSETS
Cash and cash equivalents	$1,447,674	$1,392,438	$1,392,738	$1,470,270
Investments in Local Limited Partnerships, net	7,836,621	7,662,853	7,489,085	8,439,561
Due from affiliates	207	207	207	207

Total Assets	$9,284,502	$9,055,498	$8,882,030	$9,910,038

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$294,810	$243,788	$243,788	$315,059
Accrued fees and expenses due to General Partner and affiliates (Note 3)	618,282	658,875	702,971	576,655

Total Liabilities	913,092	902,663	946,759	891,714

Partners’ Equity (Deficit):
General Partner	(5,536)	(5,754)	(5,972)	(4,889)
Limited Partners (25,000 Partnership Units authorized; 16,046 Partnership Units issued and outstanding)	8,376,946	8,158,589	7,941,243	9,023,213

Total Partners’ Equity (Deficit)	8,371,410	8,152,835	7,935,271	9,018,324

Total Liabilities and Partners’ Equity (Deficit)	$9,284,502	$9,055,498	$8,882,030	$9,910,038

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2009 and 2008

(Unaudited)

	2009	2008
	Three Months	Three Months

Reporting fees	$1,151	$1,165

Total operating income	1,151	1,165

Operating expenses and loss:
Amortization (Note 2)	12,035	12,035
Asset management fees (Note 3)	41,590	41,861
Asset management expenses	419	-
Accounting and legal fees	2,500	-
Impairment loss (Note 2)	391,017	285,138
Other	1,140	1,185

Total operating expenses and loss	448,701	340,219

Loss from operations	(447,550)	(339,054)

Equity in losses of Local Limited Partnerships (Note 2)	(199,888)	(179,348)

Interest income	524	2,026

Net loss	$(646,914)	$(516,376)

Net loss allocated to:
General Partner	$(647)	$(516)

Limited Partners	$(646,267)	$(515,860)

Net loss per Partnership Unit	$(40)	$(32)

Outstanding weighted Partnership Units	16,046	16,046

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended September 30, 2009 and 2008

(Unaudited)

	2009		2008
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$-	$1,151	$9,780	$10,945

Total operating income	-	1,151	9,780	10,945

Operating expenses and loss:
Amortization (Note 2)	12,035	24,070	12,035	24,070
Asset management fees (Note 3)	41,590	83,180	41,804	83,665
Asset management expenses	392	811	-	-
Accounting and legal fees	3,095	5,595	-	-
Impairment loss (Note 2)	-	391,017	-	285,138
Other	266	1,406	1	1,186

Total operating expenses and loss	57,378	506,079	53,840	394,059

Loss from operations	(57,378)	(504,928)	(44,060)	(383,114)

Equity in losses of Local Limited Partnerships (Note 2)	(161,733)	(361,621)	(179,348)	(358,696)

Interest income	536	1,060	6,540	8,566

Net loss	$(218,575)	$(865,489)	$(216,868)	$(733,244)

Net loss allocated to:
General Partner	$(219)	$(865)	$(217)	$(733)

Limited Partners	$(218,356)	$(864,624)	$(216,651)	$(732,511)

Net loss per Partnership Unit	$(14)	$(54)	$(14)	$(46)

Outstanding weighted Partnership Units	16,046	16,046	16,046	16,046

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended December 31, 2009 and 2008

(Unaudited)

	2009		2008
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$-	$1,151	$-	$10,945

Total operating income	-	1,151	-	10,945

Operating expenses and loss:
Amortization (Note 2)	12,035	36,105	12,035	36,105
Asset management fees (Note 3)	41,590	124,770	41,804	125,469
Asset management expenses	1,715	2,526	104	104
Accounting and legal fees	-	5,595	-	-
Impairment loss (Note 2)	-	391,017	-	285,138
Other	924	2,330	63	1,249

Total operating expenses and loss	56,264	(562,343)	54,006	448,065

Loss from operations	(56,264)	(561,192)	(54,006)	(437,120)

Equity in losses of Local Limited Partnerships (Note 2)	(161,733)	(523,354)	(179,348)	(538,044)

Interest income	433	1,493	1,893	10,459

Net loss	$(217,564)	$(1,083,053)	$(231,461)	$(964,705)

Net loss allocated to:
General Partner	$(218)	$(1,083)	$(231)	$(965)

Limited Partners	$(217,346)	$(1,081,970)	$(231,230)	$(963,740)

Net loss per Partnership Unit	$(14)	$(67)	$(14)	$(60)

Outstanding weighted Partnership Units	16,046	16,046	16,046	16,046

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2009, Six Months Ended September 30, 2009

and Nine Months Ended December 31, 2009

(Unaudited)

For the Three Months Ended June 30, 2009

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2009	$(4,889)	$9,023,213	$9,018,324

Net loss	(647)	(646,267)	(646,914)

Partners’ equity (deficit) at June 30, 2009	$(5,536)	$8,376,946	$8,371,410

For the Six Months Ended September 30, 2009

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2009	$(4,889)	$9,023,213	$9,018,324

Net loss	(865)	(864,624)	(865,489)

Partners’ equity (deficit) at September 30, 2009	$(5,754)	$8,158,589	$8,152,835

For the Nine Months Ended December 31, 2009

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2009	$(4,889)	$9,023,213	$9,018,324

Net loss	(1,083)	(1,081,970)	(1,083,053)

Partners’ equity (deficit) at December 31, 2009	$(5,972)	$7,941,243	$7,935,271

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2009 and 2008

(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(646,914)	$(516,376)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	12,035	12,035
Equity in losses of Local Limited Partnerships	199,888	179,348
Impairment loss	391,017	285,138
Increase in accrued fees and expenses due to General Partner and affiliates	41,627	43,046

Net cash provided by (used in) operating activities	(2,347)	3,191

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(20,249)	(10,659)

Net cash used in investing activities	(20,249)	(10,659)

Net decrease in cash and cash equivalents	(22,596)	(7,468)

Cash and cash equivalents, beginning of period	1,470,270	1,784,724

Cash and cash equivalents, end of period	$1,447,674	$1,777,256

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:

The Partnership decreased its investment in Local Limited Partnerships and payables to Local Limited Partnerships for tax credit adjusters.	$-	$2,366

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

For the Six Months Ended September 30, 2009 and 2008

(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(865,489)	$(733,244)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	24,070	24,070
Equity in losses of Local Limited Partnerships	361,621	358,696
Impairment loss	391,017	285,138
Increase in accrued fees and expenses due to General Partner and affiliates	82,220	69,743

Net cash provided by (used in) operating activities	(6,561)	4,403

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(71,271)	(226,166)

Net cash used in investing activities	(71,271)	(226,166)

Net decrease in cash and cash equivalents	(77,832)	(221,763)

Cash and cash equivalents, beginning of period	1,470,270	1,784,724

Cash and cash equivalents, end of period	$1,392,438	$1,562,961

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:

The Partnership decreased its investment in Local Limited Partnerships and payables to Local Limited Partnerships for tax credit adjusters.	$-	$47,647

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

For the Nine Months Ended December 31, 2009 and 2008

(Unaudited)

	2009	2008
Cash flows from operating activities:
Net loss	$(1,083,053)	$(964,705)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	36,105	36,105
Equity in losses of Local Limited Partnerships	523,354	538,044
Impairment loss	391,017	285,138
Increase in accrued fees and expenses due to General Partner and affiliates	126,316	111,669

Net cash provided by (used in) operating activities	(6,261)	6,251

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(71,271)	(226,166)

Net cash used in investing activities	(71,271)	(226,166)

Net decrease in cash and cash equivalents	(77,532)	(219,915)

Cash and cash equivalents, beginning of period	1,470,270	1,784,724

Cash and cash equivalents, end of period	$1,392,738	$1,564,809

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:

The Partnership decreased its investment in Local Limited Partnerships and payables to Local Limited Partnerships for tax credit adjusters.	$-	$47,647

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and

December 31, 2009

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2009, six months ended September 30, 2009 and nine months ended December 31, 2009 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2010. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2009.

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

For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and

December 31, 2009

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

For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and

December 31, 2009

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2009.

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

Subsequent to December 31, 2009, on August 31, 2012, the Partnership sold its Local Limited Partnership Interest in Lantana Northridge Apartments, LTD (“Lantana Northridge”) to an unrelated third party. The buyer offered $245,633 to purchase the Local Limited Partnership Interest. Lantana Northridge was appraised for $410,000 and had a mortgage note balance of $814,210 as of December 31, 2011. The Limited Partnership Interest was originally acquired for $512,217 and the Partnership had paid $384,163 of its capital contributions leaving a balance owing of $128,054.  It was realized that the $128,054 was never going to be paid due to the fact that Low Income Housing Tax Credits were never delivered to the Partnership. Therefore the outstanding capital contribution of $128,054 was written off and the investment balance for Lantana Northridge was written down by the same amount. At the time of the disposition the Partnership’s investment balance is zero; therefore a gain of $245,463 will be recorded during the respective period. The funds will be placed into the Partnership’s reserves and will either be used to make additional investments in Local Limited Partnerships, pay future operating expenses, pay accrued and future operating expenses or returned to investors based on future economic decisions. Due to the untimely completion of the rehabilitation work on the housing complex, all tax credits for Lantana Northridge have been forfeited and cannot be claimed.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and

December 31, 2009

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Subsequent to December 31, 2009, on August 31, 2012, the Partnership sold its Local Limited Partnership Interest in Lantana Southridge Apartments, LTD (“Lantana Southridge”) to an unrelated third party.  The buyer offered $245,633 to purchase the Local Limited Partnership Interest. Lantana Southridge was appraised for $360,000 and had a mortgage note balance of $747,432 as of December 31, 2011. The Limited Partnership Interest was originally acquired for $400,166 and the Partnership had paid $300,125 of its capital contributions leaving a balance owing of $100,041. It was realized that the $100,041 was never going to be paid due to the fact that Low Income Housing Tax Credits were never delivered to the Partnership.  Therefore the outstanding capital contribution of $100,041 was written off and the investment valance for Lantana Southridge was written down by the same amount. At the time of the disposition the Partnership’s investment balance is zero; therefore a gain of $245,463 will be recorded during the respective period. The funds will be placed into the Partnership’s reserves and will either be used to make additional investments in Local Limited Partnerships, pay future operating expenses, pay accrued and future operating expenses or returned to investors based on future economic decisions. Due to the untimely completion of the rehabilitation work on the housing complex, all tax credits for Lantana Southridge have been forfeited and cannot be claimed.

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

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2009 and 2008, September 30, 2009 and 2008 and December 31, 2009 and 2008, respectively has been recorded by the Partnership. Management’s estimate for the three, six and nine-month periods is based on actual audited results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2009, September 30, 2009 and December 31, 2009, three investment accounts in Local Limited Partnerships had reached a zero balance.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and

December 31, 2009

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2009, the Partnership had cash equivalents of $1,441,185, $1,385,948, $1,386,248, and $1,463,781, respectively.

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

For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and

December 31, 2009

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for each of the three months ended June 30, 2009 and 2008 was $12,035. For each of the six months ended September 30, 2009 and 2008, amortization expense was $24,070, and for each of the nine months ended December 31, 2009 and 2008, amortization expense was $36,105.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. Impairment loss related to investments in Local Limited Partnerships for the three months ended June 30, 2009 and 2008 was $391,017 and $285,138, respectively, and for the six months ended September 30, 2009 and 2008, impairment loss related to investments in Local Limited Partnerships was $391,017 and $285,138, respectively, and for the nine months ended December 31, 2009 and 2008, impairment loss related to investments in Local Limited Partnerships was $391,017 and $285,138, respectively.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2009, the Partnership had acquired limited partnership interests in 15 Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 699 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and

December 31, 2009

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2009	For the Year Ended March 31, 2009
Investments per balance sheet, beginning of period	$8,439,561	$9,683,094
Impairment loss	(391,017)	(285,138)
Equity in losses of Local Limited Partnerships	(199,888)	(692,655)
Amortization of paid acquisition fees and costs	(12,035)	(48,140)
Tax credit adjustments	-	(217,600)
Investments per balance sheet, end of period	$7,836,621	$8,439,561

	For the Six Months Ended September 30, 2009	For the Year Ended March 31, 2009
Investments per balance sheet, beginning of period	$(8,439,561)	$9,683,094
Impairment loss	(391,017)	(285,138)
Equity in losses of Local Limited Partnerships	(361,621)	(692,655)
Amortization of paid acquisition fees and costs	(24,070)	(48,140)
Tax credit adjustments	-	(217,600)
Investments per balance sheet, end of period	$7,662,853	$8,439,561

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and

December 31, 2009

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Nine Months Ended December 31, 2009	For the Year Ended March 31, 2009
Investments per balance sheet, beginning of period	$8,439,561	$9,683,094
Impairment loss	(391,017)	(285,138)
Equity in losses of Local Limited Partnerships	(523,354)	(692,655)
Amortization of paid acquisition fees and costs	(36,105)	(48,140)
Tax credit adjustments	-	(217,600)
Investments per balance sheet, end of period	$7,489,085	$8,439,561

	For the Three Months Ended June 30, 2009	For the Year Ended March 31, 2009
Investments in Local Limited Partnerships, net	$6,617,268	$7,208,173
Acquisition fees and costs, net of accumulated amortization of $224,787 and $212,752	1,219,353	1,231,388
Investments per balance sheet, end of period	$7,836,621	$8,439,561

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and

December 31, 2009

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Six Months Ended September 30, 2009	For the Year Ended March 31, 2009
Investments in Local Limited Partnerships, net	$6,455,535	$7,208,173
Acquisition fees and costs, net of accumulated amortization of $236,822 and $212,752	1,207,318	1,231,388
Investments per balance sheet, end of period	$7,662,853	$8,439,561

	For the Nine Months Ended December 31, 2009	For the Year Ended March 31, 2009
Investments in Local Limited Partnerships, net	$6,293,802	$7,208,173
Acquisition fees and costs, net of accumulated amortization of $248,857 and $212,752	1,195,283	1,231,388
Investments per balance sheet, end of period	$7,489,085	$8,439,561

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and

December 31, 2009

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2009	2008
Revenues	$872,000	$889,000
Expenses:
Interest expense	191,000	185,000
Depreciation and amortization	298,000	295,000
Operating expenses	639,000	602,000
Total expenses	1,128,000	1,082,000

Net loss	$(256,000)	$(193,000)

Net loss allocable to the Partnership	$(237,000)	$(178,000)

Net loss recorded by the Partnership	$(200,000)	$(179,000)

Selected financial information for the six months ended September 30, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2009	2008
Revenues	$1,745,000	$1,778,000
Expenses:
Interest expense	382,000	369,000
Depreciation and amortization	595,000	590,000
Operating expenses	1,279,000	1,204,000
Total expenses	2,256,000	2,163,000

Net loss	$(511,000)	(385,000)

Net loss allocable to the Partnership	$(474,000)	$(355,000)

Net loss recorded by the Partnership	$(362,000)	$(359,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and

December 31, 2009

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2009 and 2008 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2009	2008
Revenues	$2,617,000	$2,666,000
Expenses:
Interest expense	573,000	553,000
Depreciation and amortization	893,000	886,000
Operating expenses	1,918,000	1,806,000
Total expenses	3,384,000	3,245,000

Net loss	$(767,000)	$(579,000)

Net loss allocable to the Partnership	$(711,000)	$(533,000)

Net loss recorded by the Partnership	$(523,000)	$(538,000)

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

For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and

December 31, 2009

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

For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and

December 31, 2009

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the partnership agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)	Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of June 30, September 30, December 31 and March 31, 2009, the Partnership incurred cumulative acquisition fees of $1,123,220, respectively, were included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $174,824, $184,184, $193,544, and $165,464, as of June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2009, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and

December 31, 2009

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(b)	Acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as reimbursement of costs incurred by the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. As of all periods presented, the Partnership incurred acquisition costs of $320,920. As of June 30, September 30, December 31 and March 31, 2009, $320,920, respectively, were included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $49,963, $52,638, $55,313, and $47,288, as of June 30, 2009, September 30, 2009, December 31, 2009 and March 31, 2009, respectively.

(c)	An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $41,590 and $41,861 were incurred during the three months ended June 30, 2009 and 2008, respectively. For the six months ended September 30, 2009 and 2008, the Partnership incurred asset management fees of $83,180 and $83,665 respectively. Asset management fees of $124,770 and $125,469 were incurred during the nine months ended December 31, 2009 and 2008, respectively. The Partnership paid the General Partner or its affiliates $4,000 and $0 of those fees during the three months ended June 30, 2009 and 2008, respectively, $4,000 and $7,500 during the six months ended September 30, 2009 and 2008, respectively, and $4,000 and $7,500 during the nine months ended December 31, 2009 and 2008, respectively.

(d)	A subordinated disposition fee in an amount equal to 1% of the sale price of real estate sold by the Local Limited Partnerships. Payment of this fee is subordinated to the Limited Partners receiving distributions equal to their capital contributions and their return on investment (as defined in the partnership agreement) and is payable only if services are rendered in the sales effort. No such fee was incurred for all periods presented.

(e)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $0 during the three months ended June 30, 2009 and 2008, respectively, $4,484 and $7,607 during the six months ended September 30, 2009 and 2008, respectively, and $4,484 and $7,607 during the nine months ended December 31, 2009 and 2008, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2009	September 30, 2009	December 31, 2009	March 31, 2009

Asset management fee payable	$613,798	$655,388	$696,978	$576,208
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	4,484	3,487	5,993	447
Total	$618,282	$658,875	$702,971	$576,655

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2009, September 30, 2009 and

December 31, 2009

(Unaudited)

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounted to $294,810, $243,788, $243,788, and $315,059, at June 30, September 30, December 31 and March 31, 2009, respectively, represent amounts which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to December 31, 2009, on August 31, 2012, the Partnership sold its Local Limited Partnership Interest in Lantana Northridge Apartments, LTD (“Lantana Northridge”) to an unrelated third party. The buyer offered $245,633 to purchase the Local Limited Partnership Interest. Lantana Northridge was appraised for $410,000 and had a mortgage note balance of $814,210 as of December 31, 2011. The Limited Partnership Interest was originally acquired for $512,217 and the Partnership had paid $384,163 of its capital contributions leaving a balance owing of $128,054.  It was realized that the $128,054 was never going to be paid due to the fact that Low Income Housing Tax Credits were never delivered to the Partnership. Therefore the outstanding capital contribution of $128,054 was written off and the investment balance for Lantana Northridge was written down by the same amount. At the time of the disposition the Partnership’s investment balance is zero; therefore a gain of $245,463 will be recorded during the respective period. The funds will be placed into the Partnership’s reserves and will either be used to make additional investments in Local Limited Partnerships, pay future operating expenses, pay accrued and future operating expenses or returned to investors based on future economic decisions. Due to the untimely completion of the rehabilitation work on the housing complex, all tax credits for Lantana Northridge have been forfeited and cannot be claimed.

Subsequent to December 31, 2009, on August 31, 2012, the Partnership sold its Local Limited Partnership Interest in Lantana Southridge Apartments, LTD (“Lantana Southridge”) to an unrelated third party.  The buyer offered $245,633 to purchase the Local Limited Partnership Interest. Lantana Southridge was appraised for $360,000 and had a mortgage note balance of $747,432 as of December 31, 2011. The Limited Partnership Interest was originally acquired for $400,166 and the Partnership had paid $300,125 of its capital contributions leaving a balance owing of $100,041. It was realized that the $100,041 was never going to be paid due to the fact that Low Income Housing Tax Credits were never delivered to the Partnership.  Therefore the outstanding capital contribution of $100,041 was written off and the investment valance for Lantana Southridge was written down by the same amount. At the time of the disposition the Partnership’s investment balance is zero; therefore a gain of $245,463 will be recorded during the respective period. The funds will be placed into the Partnership’s reserves and will either be used to make additional investments in Local Limited Partnerships, pay future operating expenses, pay accrued and future operating expenses or returned to investors based on future economic decisions. Due to the untimely completion of the rehabilitation work on the housing complex, all tax credits for Lantana Southridge have been forfeited and cannot be claimed.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2009 and 2008, the three and six months ended September 30, 2009 and 2008, and the three and nine months ended December 31, 2009 and 2008, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2009 consisted of $1,448,000 in cash and cash equivalents and aggregate investments in Local Limited Partnerships of $7,837,000. Liabilities at June 30, 2009 consisted of $618,000 of accrued fees and expenses due to General Partner and affiliates and $295,000 in payables to Local Limited Partnerships.

The Partnership’s assets at September 30, 2009 consisted of $1,392,000 in cash and cash equivalents and aggregate investments in Local Limited Partnerships of $7,663,000. Liabilities at September 30, 2009 consisted of $659,000 of accrued fees and expenses due to General Partner and affiliates and $244,000 in payables to Local Limited Partnerships.

The Partnership’s assets at December 31, 2009 consisted of $1,393,000 in cash and cash equivalents and aggregate investments in Local Limited Partnerships of $7,489,000. Liabilities at December 31, 2009 consisted of $703,000 of accrued fees and expenses due to General Partner and affiliates and $244,000 in payables to Local Limited Partnerships.

Results of Operations

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008. The Partnership’s net loss for the three months ended June 30, 2009 was $(647,000), reflecting an increase of $(131,000) from the net loss experienced for the three months ended June 30, 2008 of $(516,000). There was an increase in impairment loss of $(106,000) for the three months ended June 30, 2009 compared to the three months ended June 30, 2008. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnership. Equity in losses of Local Limited Partnerships increased by $(21,000) for the three months ended June 30, 2009. The equity in losses can vary each period depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. The accounting and legal fees increased by $(3,000) for the three months ended June 30, 2009, compared to the three months ended June 30, 2008 due to the timing of the accounting work performed. Interest income decreased by $(2,000) due to the fact that interest rates and cash balances being maintained by the Partnership declined for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008. The Partnership’s net loss for the three months ended September 30, 2009 was $(219,000), reflecting a increase of $(2,000) from the net loss experienced for the three months ended September 30, 2008 of $(217,000). Equity in losses of Local Limited Partnerships decreased by $18,000 for the three months ended September 30, 2009. The equity in losses can vary each period depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Reporting fees decreased by $(10,000) for the three months ended September 30, 2009. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow the payment. The accounting and legal fees increased by $(3,000) for the three months ended September 30, 2009 compared to the three months ended September 30, 2008 due to the timing of the accounting work performed. Interest income decreased by $(6,000) due to the fact that interest rates and cash balances being maintained by the Partnership declined for the three months ended September 30, 2009 compared to the three months ended September 30, 2008.

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008. The Partnership’s net loss for the six months ended September 30, 2009 was $(865,000), reflecting an increase of $(132,000) from the net loss experienced for the six months ended September 30, 2008 of $(733,000). There was an increase in impairment loss of $(106,000) for the six months ended September 30, 2009 compared to the six months ended September 30, 2008. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnership. Equity in losses of Local Limited Partnerships increased by $(4,000) for the six months ended September 30, 2009. The equity in losses can vary each period depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. The asset management expenses increased by $(1,000) during the six months ended September 30, 2009 due to the timing of necessary property inspections. Reporting fees decreased by $(10,000) for the six months ended September 30, 2009. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow the payment. The accounting and legal fees increased by $(6,000) for the six months ended September 30, 2009 compared to the six months ended September 30, 2008 due to the timing of the accounting work performed. Interest income decreased by $(8,000) due to the fact that interest rates and cash balances being maintained by the Partnership declined for the six months ended September 30, 2009 compared to the six months ended September 30, 2008.

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008. The Partnership’s net loss for the three months ended December 31, 2009 was $(218,000), reflecting a decrease of $13,000 from the net loss experienced for the three months ended December 31, 2008 of $(231,000). Equity in losses of Local Limited Partnerships decreased by $18,000 for the three months ended December 31, 2009. The equity in losses can vary each period depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. The asset management expenses increased by $(2,000) during the three months ended December 31, 2009 due to the timing of necessary property inspections. Interest income decreased by $(1,000) due to the fact that interest rates and cash balances being maintained by the Partnership declined for the three months ended December 31, 2009 compared to the three months ended December 31, 2008.

Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008. The Partnership’s net loss for the nine months ended December 31, 2009 was $(1,083,000), reflecting an increase of $(118,000) from the net loss experienced for the nine months ended December 31, 2008 of $(965,000). There was an increase in impairment of $(106,000) for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnership. Equity in losses of Local Limited Partnerships decreased by $15,000 for the nine months ended December 31, 2009. The equity in losses can vary each period depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. The asset management expenses increased by $(2,000) during the nine months ended December 31, 2009 due to the timing of necessary property inspections. Reporting fees decreased by $(10,000) for the nine months ended December 31, 2009. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. The accounting and legal fees increased by $(6,000) for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008 due to the timing of the accounting work performed. Interest income decreased by $(9,000) due to the fact that interest rates and cash balances being maintained by the Partnership declined for the nine months ended December 31, 2009 compared to the nine months ended December 31, 2008.

Capital Resources and Liquidity

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008. The net decrease in cash and cash equivalents during the three months ended June 30, 2009 was $(23,000), compared to a net decrease in cash and cash equivalents for the three months ended June 30, 2008 of $(7,000). The Partnership paid $20,000 in contributions to the Local Limited Partnerships during the three months ended June 30, 2009 compared to $11,000 paid during the three months ended June 30, 2008. Certain benchmarks must be met by the Local Limited Partnership in order for capital contributions to be paid. Additionally, the Partnership paid $(4,000) in asset management fees during the three months ended June 30, 2009 compared to $0 for the three months ended June 30, 2008. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fees and operating expense reimbursements will be paid to the General Partner or affiliate. Additionally, the Partnership received $(2,000) less of interest during the three months ended June 30, 2009 due to the fact that interest rates and average cash balances decreased for the three months ended June 30, 2009.

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008. The net decrease in cash and cash equivalents during the six months ended September 30, 2009 was $(78,000) compared to a net decrease in cash and cash equivalents during the six months ended September 30, 2008 of $(222,000). The Partnership paid $71,000 of contributions to Local Limited Partnerships during the six months ended September 30, 2009 compared to $226,000 paid during the six months ended September 30, 2008. Certain benchmarks must be met by the Local Limited Partnerships in order for capital contributions to be paid. In addition, the Partnership reimbursed $(4,000) of operating advances to the General Partner or an affiliate during the six months ended September 30, 2009, compared to $(8,000) during the six months ended September 30, 2008. The Partnership paid $(4,000) in accrued asset management fees during the six months ended September 30, 2009 compared to $(8,000) during the six months ended September 30, 2008. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fees and operating expense reimbursements will be paid to the General Partner or affiliate. The Partnership received $(10,000) less in reporting fees from Local Limited Partnerships during the six months ended September 30, 2009 as discussed above. Additionally, the Partnership received $(8,000) less of interest during the six months ended September 30, 2009 due to the fact that interest rates and average cash balances decreased for the six months ended September 30, 2009.

Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008. The net decrease in cash and cash equivalents during the nine months ended December 31, 2009 was $(78,000), compared to a net decrease in cash and cash equivalents during the nine months ended December 31, 2008 of $(220,000). The Partnership paid $71,000 of capital contributions to Local Limited Partnerships during the nine months ended December 31, 2009 compared to $226,000 paid during the nine months ended December 31, 2008. Certain benchmarks must be met by the Local Limited Partnerships in order for capital contributions to be paid. In addition, the Partnership reimbursed $(4,000) of operating advances to the General Partner or an affiliate during the nine months ended December 31, 2009, compared to $(8,000) of reimbursements during the nine months ended December 31, 2008. Additionally, the Partnership paid $(4,000) in accrued asset management fees during the nine months ended December 31, 2009 compared to $(8,000) during the nine months ended December 31, 2008. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate. The Partnership received $(10,000) less in reporting fees from Local Limited Partnerships during the six months ended December 31, 2009 as discussed above. Additionally, the Partnership received $(9,000) less of interest during the nine months ended December 31, 2009 due to the fact that interest rates and average cash balances decreased for the nine months ended December 31, 2009.

During the three, six and nine months ended June 30, 2009, September 30, 2009 and December 31, 2009, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner or affiliates, increased by $42,000, $82,000 and $126,000, respectively, as compared to March 31, 2009. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2009, September 30, 2009 and December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2009, September 30, 2009, December 31, 2009, and March 31, 2009, (ii) the Condensed Statements of Operations for the three months ended June 30, 2009 and 2008, for the three and six months ended September 30, 2009 and 2008, and for the three and nine months ended December 31, 2009 and 2008 (iii) the Condensed Statements of Partners’ Equity (Deficit) for the three months ended June 30, 2009, for the six months ended September 30, 2009, and for the nine months ended December 31, 2009 (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2009 and 2008, for the six months ended September 30, 2009 and 2008, and for the nine months ended December 31, 2009 and 2008 and (v) the Notes to Condensed Financial Statements.

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

