Form 10-K
period 2010-03-31
WNC HOUSING TAX CREDIT FUND VI LP SERIES 11
filed 2014-11-07
CIK 1253328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March, 31, 2010

For the fiscal year ended March, 31, 2011

For the fiscal year ended March, 31, 2012

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

Yes [  ] No [X]

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

The Partnership invested in 15 Local Limited Partnerships as of all periods presented. None of the Local Limited Partnerships have been sold or otherwise disposed of as of any period presented. Each of these Local Limited Partnerships owns a single Housing Complex. Thirteen out of fifteen of the Housing Complexes are eligible for the Low Income Housing Tax Credits. See details below related to the two Housing Complexes that do not qualify for the Low Income Housing Tax Credits. Certain Local Limited Partnerships may also benefit from additional government programs promoting low- or moderate-income housing.

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

During 2010 TDHCA notified the Local General Partner and the Partnership that the Low Income Housing Tax Credits for Lantana Northridge and Lantana Southridge were forfeited and could not be claimed. TDHCA has stated that the proper paperwork was not filed with the agency as proof that the rehabilitation work was completed on the Housing Complexes, and therefore Form 8609’s were not and will not be issued for either Housing Complex. After multiple conversations between the Local General Partner and the Partnership, a draft settlement structure was agreed to by all parties. Upon the settlement agreement being routed for signatures, the Local General Partner decided that he did not agree to the terms of the settlement agreement and accordingly, refused to sign it. The Limited Partner of the Local Limited Partnerships called for an all partners meeting, which took place on July 12, 2011. At the meeting, a vote was taken to remove the Local General Partner. In accordance with the Local Limited Partnership Agreements, the Limited Partner has the right to remove the Local General Partner for nonperformance. The Limited Partner voted in favor of removing the Local General Partner, with that vote making up 99.98% of the total votes. The Local General Partner has challenged the removal.

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

Upon Rural Development’s approval of a change in management, Profession Property Management took over the responsibility of managing the properties from Town and Country. The original general partner was replaced. As of August 2012 AHDF – Texas RD took over as the General Partner with the approval of the Partnership. TDHCA issued the 8609s for Alpine on April 9, 2014. The 8609s for Fort Stockton are still pending.

With that in mind, the General Partner is continuing its review of the Housing Complexes. The review considers many factors, including extended use requirements (such as those due to mortgage restrictions or state compliance agreements), the condition of the Housing Complexes, Partnership cash flow, and the tax consequences to the Limited Partners from the sale of the Housing Complexes.

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them or the applicable Local Limited Partnership Interests. The objective is to wind down the Partnership after Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of at any time by the General Partner in its discretion. While liquidation of the Housing Complexes or the applicable Local Limited Partnership Interests continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2012.

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

Subsequent to March 31, 2012, on August 31, 2012, the Partnership sold its Local Limited Partnership Interest in Lantana Northridge Apartments, LTD (“Lantana Northridge”) to an unrelated third party. The buyer offered $245,633 to purchase the Local Limited Partnership Interest. Lantana Northridge was appraised for $410,000 and had a mortgage note balance of $814,210 as of December 31, 2011. The Limited Partnership Interest was originally acquired for $512,217 and the Partnership had paid $384,163 of its capital contributions leaving a balance owing of $128,054. It was realized that the $128,054 was never going to be paid due to the fact that Low Income Housing Tax Credits were never delivered to the Partnership. Therefore the outstanding capital contribution of $128,054 was written off and the investment balance for Lantana Northridge was written down by the same amount. At the time of the disposition the Partnership’s investment balance is zero; therefore a gain of $245,463 will be recorded during the respective period. The funds will be placed into the Partnership’s reserves and will either be used to make additional investments in Local Limited Partnerships, pay future operating expenses, pay accrued and future operating expenses or returned to investors based on future economic decisions. Due to the untimely completion of the rehabilitation work on the housing complex, all tax credits for Lantana Northridge have been forfeited and cannot be claimed.

Subsequent to March 31, 2012, on August 31, 2012, the Partnership sold its Local Limited Partnership Interest in Lantana Southridge Apartments, LTD (“Lantana Southridge”) to an unrelated third party. The buyer offered $245,633 to purchase the Local Limited Partnership Interest. Lantana Southridge was appraised for $360,000 and had a mortgage note balance of $747,432 as of December 31, 2011. The Limited Partnership Interest was originally acquired for $400,166 and the Partnership had paid $300,125 of its capital contributions leaving a balance owing of $100,041. It was realized that the $100,041 was never going to be paid due to the fact that Low Income Housing Tax Credits were never delivered to the Partnership. Therefore the outstanding capital contribution of $100,041 was written off and the investment valance for Lantana Southridge was written down by the same amount. At the time of the disposition the Partnership’s investment balance is zero; therefore a gain of $245,463 will be recorded during the respective period. The funds will be placed into the Partnership’s reserves and will either be used to make additional investments in Local Limited Partnerships, pay future operating expenses, pay accrued and future operating expenses or returned to investors based on future economic decisions. Due to the untimely completion of the rehabilitation work on the housing complex, all tax credits for Lantana Southridge have been forfeited and cannot be claimed.

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

Housing Complexes subsidized by other government programs are subject to additional rules which may make it difficult to operate and sell Housing Complexes. Some or all of the Housing Complexes receive or may receive government financing or operating subsidies in addition to Low Income Housing Tax Credits. The following are risks associated with some such subsidy programs:

●	Obtaining tenants for the Housing Complexes. Government regulations limit the types of people who can rent subsidized housing. These regulations may make it more difficult to rent the residential units in the Housing Complexes.

●	Obtaining rent increases. In many cases rents can only be increased with the prior approval of the subsidizing agency.

●	Limitations on cash distributions. The amount of cash that may be distributed to owners of subsidized Housing Complexes is less than the amount that could be earned by the owners of non-subsidized Housing Complexes.

●	Limitations on sale or refinancing of the Housing Complexes. A Local Limited Partnership may be unable to sell its Housing Complex or to refinance its mortgage loan without the prior approval of the lender or state allocating agency. The lender or state allocating agency may withhold such approval in the discretion of the lender or state allocating agency. Approval may be subject to conditions, including the condition that the purchaser continues to operate the property as affordable housing for terms which could be as long as 30 years or more. In addition, any prepayment of a mortgage may result in the assessment of a prepayment penalty.

●	Limitations on transfers of interests in Local Limited Partnerships. The Partnership may be unable to sell its interest in a Local Limited Partnership without the prior approval of the lender or state allocating agency. The lender or state allocating agency may withhold such approval in the discretion of the lender. Approval may be subject to conditions.

●	Limitations on removal and admission of Local General Partners. The Partnership may be unable to remove a Local General Partner from a Local Limited Partnership except for cause, such as the violation of the rules of the lender or state allocating authority. Regulations may prohibit the removal of a Local General Partner or permit removal only with the prior approval of the lender. Regulations may also require approval of the admission of a successor Local General Partner even upon the death or other disability of a Local General Partner.

●	Limitations on subsidy payments. Subsidy payments may be fixed in amount and subject to annual legislative appropriations. The rental revenues of a Housing Complex, when combined with the maximum committed subsidy, may be insufficient to meet obligations. Congress or the state legislature, as the case may be, may fail to appropriate or increase the necessary subsidy. In those events, the mortgage lender could foreclose on the Housing Complex unless a workout arrangement could be negotiated.

●	Possible changes in applicable regulations. Legislation may be enacted which adversely revises provisions of outstanding mortgage loans. Such legislation has been enacted in the past.

●	Limited Partners may not receive distributions if Housing Complexes are sold. There is no assurance that Limited Partners will receive any cash distributions from the sale or refinancing of a Housing Complex. The price at which a Housing Complex is sold may not be high enough to pay the mortgage and other expenses at the Local Limited Partnership and Partnerships levels which must be paid at such time. If that happens, a Limited Partner’s return would be derived only from the Low Income Housing Tax Credits and tax losses. Similar risks apply to sales of Local Limited Partnership Interests

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

A loss in value of an investment in a Local Limited Partnership, other than a temporary decline, is recorded by the Partnership in its financial statements as an impairment loss. Impairment is measured by comparing the Partnership’s carrying amount in the investment to the sum of the total amount of the remaining future Low Income Housing Tax Credits estimated to be allocated to the Partnership and the estimated residual value to the Partnership. For the years ended March 31, 2012, 2011, 2010, 2009 and 2008, impairment loss related to investments in Local Limited Partnerships was $1,151,733, $484,027, $391,017, $285,138 and $107,730, respectively.

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

The Partnership’s accrued payables consist primarily of the asset management fees payable to the General Partner. These asset management fees payable increased by $141,000, $141,000, $162,000, $139,000 and $152,000 for the years ended March 31, 2012, 2011, 2010, 2009 and 2008, respectively. The Partnership’s future contractual cash obligations consist of its obligations to pay future annual asset management fees and the payables due to the Local Limited Partnerships. The future annual asset management fees will equal approximately $160,000 per year through the termination of the Partnership , which must occur no later than December 31, 2065. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of the existing contractual obligations and anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Associates has agreed to continuing providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2015.

Item 1B. Unresolved Staff Comments

Not Applicable

Item 2. Properties

Through its investments in Local Limited Partnerships, the Partnership holds indirect ownership interests in the Housing Complexes. The following table reflects the status of the Housing Complexes as of the dates or for the periods indicated:

			As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Alpine Mountainview, Ltd.	Alpine, Texas	Gary L. Kersch, Doublekaye Corp.	$518,000	$518,000	56	$535,000	$1,418,000

Cottonwood Townhomes, L.P.	Forest City, Arkansas	Sunbelt Development Corporation	907,000	907,000	44	1,226,000	2,096,000

Deer Creek Sturgis Limited Dividend Housing Association L.P.	Sturgis, Michigan	Raymont T. Cato, Jr., Christopher R. Cato	721,000	721,000	40	1,057,000	2,501,000

FDI-Bayou Bend 2003, Ltd.	Waller, Texas	Fieser Holdings, Inc.	867,000	867,000	56	1,184,000	1,550,000

FDI-Cedar Creek 2003, Ltd.	Sealy, Texas	Fieser Holdings, Inc.	858,000	858,000	54	1,178,000	1,491,000

FDI-Willow Chase 2003, Ltd	Hempstead, Texas	Fieser Holdings, Inc.	878,000	878,000	57	1,204,000	1,536,000

Fort Stockton Oasis, Ltd.	Fort Stockton, Texas	Gary L. Kersch, Doublekaye Corp.	432,000	432,000	56	443,000	1,108,000

Helisa Square Limited Dividend Housing Association Limited Partnership	Detroit, Michigan	Shelborne Development Co., LLC	1,268,000	1,268,000	12	1,714,000	442,000

Humbolt Village Limited Partnership	Winnemucca, Nevada	Humbolt Village, LLC	147,000	147,000	66	202,000	2,268,000

			As of March 31, 2012		As of December 31, 2011
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Lantana Northridge Apartments, Ltd.	Beeville, Texas	Gary L. Kersch, Doublekaye Corp.	384,000	384,000	56	**	814,000

Lantana Southridge Apartments, Ltd.	Beeville, Texas	Gary L. Kersch, Doublekaye Corp.	300,000	300,000	36	**	747,000

Memphis 150 L.P., 2002	Memphis, Tennessee	Harold E. Buehler, Sr., Jo Ellen Buehler	2,663,000	2,653,000	90	3,659,000	2,581,000

Ottawa Gracefield L.P.	Ottawa, Illinois	Ottawa Gracefield G/P, L.L.C.	606,000	606,000	24	844,000	885,000

Roscommon Country Village, Ltd	Roscommon, Michigan	The Cato Group, LLC	736,000	736,000	40	1,109,000	2,343,000

Staples Square Apartments, Limited Partnership	Staples, Minnesota	Curtis G. Carlson, Inc., M.F. Carlson Co., Inc., Robert B. Carlson Co., Inc	258,000	258,000	12	366,000	782,000

			$11,543,000	$11,533,000	699	$14,721,000	$22,562,000

(1)	Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 64% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Partnership’s Limited Partners.

** See detailed explanation in Note 2 to the audited financial statements.

	For the Year Ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Alpine Mountainview, Ltd.	$263,000	$21,000	99.98%

Cottonwood Townhome, L.P.	265,000	(74,000)	99.98%

Deer creek Sturgis Limited Dividend Housing Association L.P.	234,000	(79,000)	99.98%

FDI-Bayou Bend 2003, Ltd.	274,000	(9,000)	99.98%

FDI-Cedar Creek 2003, Ltd.	240,000	(37,000)	99.98%

FDI-Willow Chase 2003, Ltd.	224,000	(34,000)	99.98%

Fort Stockton Oasis, Ltd	241,000	(10,000)	99.98%

Helisa Square Limited Dividend Housing Association Limited Partnership	132,000	(44,000)	99.98%

Humbolt Village Limited Partnership	385,000	(8,000)	7.92%

Lantana Northridge Apartments, Ltd.	227,000	(17,000)	99.98%

Lantana Southridge Apartments, Ltd.	160,000	(7,000)	99.98%

Memphis 150 L.P., 2002	567,000	(284,000)	99.98%

Ottawa Gracefield L.P.	150,000	(39,000)	99.98%

Roscommon Country Village, Ltd.	229,000	(45,000)	99.98%

Staples Square Apartments, Limited Partnership	68,000	(17,000)	99.98%

	$3,659,000	$(683,000)

			As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Alpine Mountainview, Ltd.	Alpine, Texas	Gary L. Kersch, Doublekaye Corp.	$518,000	$518,000	56	$535,000	$1,464,000

Cottonwood Townhomes, L.P.	Forest City, Arkansas	Sunbelt Development Corporation	907,000	907,000	44	1,226,000	2,128,000

Deer Creek Sturgis Limited Dividend Housing Association L.P.	Sturgis, Michigan	Raymont T. Cato, Jr., Christopher R. Cato	721,000	628,000	40	1,057,000	2,532,000

FDI-Bayou Bend 2003, Ltd.	Waller, Texas	Fieser Holdings, Inc.	867,000	867,000	56	1,184,000	1,571,000

FDI-Cedar Creek 2003,Ltd.	Sealy, Texas	Fieser Holdings, Inc.	858,000	858,000	54	1,178,000	1,508,000

FDI-Willow Chase 2003,Ltd	Hempstead, Texas	Fieser Holdings, Inc.	878,000	878,000	57	1,204,000	1,554,000

Fort Stockton Oasis, Ltd.	Fort Stockton, Texas	Gary L. Kersch, Doublekaye Corp.	432,000	432,000	56	443,000	1,129,000

Helisa Square Limited Dividend Housing Association Limited Partnership	Detroit, Michigan	Shelborne Development Co., LLC	1,268,000	1,268,000	12	1,714,000	450,000

Humbolt Village Limited Partnership	Winnemucca, Nevada	Humbolt Village, LLC	147,000	147,000	66	202,000	2,290,000

			As of March 31, 2011		As of December 31, 2010
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Lantana Northridge Apartments, Ltd.	Beeville, Texas	Gary L. Kersch, Doublekaye Corp.	384,000	384,000	56	**	847,000

Lantana Southridge Apartments, Ltd.	Beeville, Texas	Gary L. Kersch, Doublekaye Corp.	300,000	300,000	36	**	764,000

Memphis 150 L.P., 2002	Memphis, Tennessee	Harold E. Buehler, Sr., Jo Ellen Buehler	2,663,000	2,653,000	90	3,659,000	2,616,000

Ottawa Gracefield L.P.	Ottawa, Illinois	Ottawa Gracefield G/P, L.L.C.	606,000	606,000	24	844,000	895,000

Roscommon Country Village, Ltd	Roscommon, Michigan	The Cato Group, LLC	736,000	690,000	40	1,109,000	2,359,000

Staples Square Apartments, Limited Partnership	Staples, Minnesota	Curtis G. Carlson, Inc., M.F. Carlson Co., Inc., Robert B. Carlson Co., Inc	258,000	258,000	12	366,000	788,000

			$11,543,000	$11,394,000	699	$14,721,000	$22,895,000

(2)	Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 52% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Partnership’s Limited Partners.

** See detailed explanation in Note 2 to the audited financial statements.

	For the Year Ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Low Income Housing Tax Credits Allocated to Partnership

Alpine Mountainview, Ltd.	$258,000	$14,000	99.98%

Cottonwood Townhome, L.P.	261,000	(63,000)	99.98%

Deer creek Sturgis Limited Dividend Housing Association L.P.	162,000	(195,000)	99.98%

FDI-Bayou Bend 2003, Ltd.	276,000	4,000	99.98%

FDI-Cedar Creek 2003, Ltd.	244,000	(19,000)	99.98%

FDI-Willow Chase 2003, Ltd.	234,000	(24,000)	99.98%

Fort Stockton Oasis, Ltd	251,000	(13,000)	99.98%

Helisa Square Limited Dividend Housing Association Limited Partnership	105,000	(66,000)	99.98%

Humbolt Village Limited Partnership	368,000	(25,000)	7.92%

Lantana Northridge Apartments, Ltd.	225,000	(29,000)	99.98%

Lantana Southridge Apartments, Ltd.	154,000	(42,000)	99.98%

Memphis 150 L.P., 2002	576,000	(134,000)	99.98%

Ottawa Gracefield L.P.	155,000	(23,000)	99.98%

Roscommon Country Village, Ltd.	173,000	(173,000)	99.98%

Staples Square Apartments, Limited Partnership	65,000	(16,000)	99.98%

	$3,507,000	$(804,000)

			As of March 31, 2010		As of December 31, 2009
Local Limited Partnership Name	Location	General Partner Name	Partnership’s Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Number of Units	Estimated Aggregate Low Income Housing Tax Credits (1)	Mortgage Balances of Local Limited Partnership

Alpine Mountainview, Ltd.	Alpine, Texas	Gary L. Kersch, Doublekaye Corp.	$518,000	$466,000	56	$535,000	$1,488,000

Cottonwood Townhomes, L.P.	Forest City, Arkansas	Sunbelt Development Corporation	907,000	907,000	44	1,226,000	2,158,000

Deer Creek Sturgis Limited Dividend Housing Association L.P.	Sturgis, Michigan	Raymont T. Cato, Jr., Christopher R. Cato	721,000	628,000	40	1,057,000	2,532,000

FDI-Bayou Bend 2003, Ltd.	Waller, Texas	Fieser Holdings, Inc.	867,000	867,000	56	1,184,000	1,601,000

FDI-Cedar Creek 2003, Ltd.	Sealy, Texas	Fieser Holdings, Inc.	858,000	858,000	54	1,178,000	1,524,000

FDI-Willow Chase 2003, Ltd	Hempstead, Texas	Fieser Holdings, Inc.	878,000	878,000	57	1,204,000	1,571,000

Fort Stockton Oasis, Ltd.	Fort Stockton, Texas	Gary L. Kersch, Doublekaye Corp.	432,000	389,000	56	443,000	1,245,000

Helisa Square Limited Dividend Housing Association Limited Partnership	Detroit, Michigan	Shelborne Development Co., LLC	1,268,000	1,268,000	12	1,714,000	456,000

Humbolt Village Limited Partnership	Winnemucca, Nevada	Humbolt Village, LLC	147,000	147,000	66	202,000	2,311,000

Lantana Northridge Apartments, Ltd.	Beeville, Texas	Gary L. Kersch, Doublekaye Corp.	384,000	384,000	56	**	847,000

Lantana Southridge Apartments, Ltd.	Beeville, Texas	Gary L. Kersch, Doublekaye Corp.	300,000	300,000	36	**	764,000

Memphis 150 L.P., 2002	Memphis, Tennessee	Harold E. Buehler, Sr., Jo Ellen Buehler	2,663,000	2,653,000	90	3,659,000	2,649,000

Ottawa Gracefield L.P.	Ottawa, Illinois	Ottawa Gracefield G/P, L.L.C.	606,000	606,000	24	844,000	904,000

Roscommon Country Village, Ltd	Roscommon, Michigan	The Cato Group, LLC	736,000	690,000	40	1,109,000	2,359,000

Staples Square Apartments, Limited Partnership	Staples, Minnesota	Curtis G. Carlson, Inc., M.F. Carlson Co., Inc., Robert B. Carlson Co., Inc	258,000	258,000	12	366,000	794,000

			$11,543,000	$11,299,000	699	$14,721,000	$23,203,000

(1)	Represents aggregate anticipated Low Income Housing Tax Credits to be received over the 10 year credit period if Housing Complexes are retained and rented in compliance with credit rules for the 15-year Compliance Period. Approximately 42% of the anticipated Low Income Housing Tax Credits have been received from the Local Limited Partnerships and are no longer available to the Partnership’s Limited Partners.

** See detailed explanation in Note 2 to the audited financial statements.

	For the Year Ended December 31, 2009
	Rental Income	Net Loss	Low Income Housing Tax Credits Allocated to Partnership
Local Limited Partnership Name

Alpine Mountainview, Ltd.	$225,000	$(12,000)	99.98%

Cottonwood Townhomes, L.P.	267,000	(54,000)	99.98%

Deer Creek Sturgis Limited Dividend Housing Association	154,000	(215,000)	99.98%

FDI-Bayou Bend 2003, Ltd.	228,000	(79,000)	99.98%

FDI-Cedar Creek 2003, Ltd.	221,000	(48,000)	99.98%

FDI-Willow Chase 2003, Ltd.	238,000	(19,000)	99.98%

Fort Stockton Oasis, Ltd.	215,000	(37,000)	99.98%

Helisa Square Limited Dividend Housing Association Limited	100,000	(55,000)	99.98%

Humbolt Village Limited Partnership	349,000	(81,000)	7.92%

Lantana Northridge Apartments, Ltd.	227,000	(27,000)	99.98%

Lantana Southridge Apartments, Ltd.	151,000	(22,000)	99.98%

Memphis 150 L.P., 2002	602,000	(137,000)	99.98%

Ottawa Gracefield L.P.	156,000	(36,000)	99.98%

Roscommon Country Village, Ltd.	181,000	(141,000)	99.98%

Staples Square Apartments, LP	57,000	(22,000)	99.98%

	$3,371,000	$(985,000)

WNC Housing Tax Credit Fund VI, L.P., Series 11

March 31, 2012, 2011, 2010, 2009, 2008, 2007, 2006 and 2005

			Occupancy Rates as of December 31,
Local Limited Partnership Name	Location	General Partner Name	2011	2010	2009	2008	2007	2006	2005

Alpine Mountainview, Ltd.	Alpine, Texas	Gary L. Kersch, Doublekaye Corp.	98%	98%	93%	95%	96%	79%	68%

Cottonwood Townhomes, L.P.	Forest City, Arkansas	Sunbelt Development Corporation	86%	95%	86%	91%	91%	93%	93%

Deer Creek Sturgis Limited Dividend Housing Association	Sturgis, Michigan	Gary L. Kersch, Doublekaye Corp.	83%	80%	68%	75%	88%	45%	53%

FDI-Bayou Bend 2003, Ltd.	Waller, Texas	Fieser Holdings, Inc.	86%	98%	96%	84%	95%	100%	89%

FDI-Cedar Creek 2003, Ltd.	Sealy, Texas	Fieser Holdings, Inc.	85%	93%	100%	85%	89%	100%	98%

FDI-Willow Chase 2003, Ltd	Hempstead, Texas	Fieser Holdings, Inc.	82%	79%	93%	89%	93%	98%	88%

Fort Stockton Oasis, Ltd.	Fort Stockton, Texas	Gary L. Kersch, Doublekaye Corp.	96%	96%	96%	95%	89%	86%	84%

Helisa Square Limited Dividend Housing Association Limited	Detroit, Michigan	Shelborne Development Co., LLC	92%	100%	83%	92%	75%	75%	100%

Humbolt Village Limited Partnership	Winnemucca, Nevada	Humbolt Village, LLC	92%	95%	97%	92%	97%	97%	97%

WNC Housing Tax Credit Fund VI, L.P., Series 11

March 31, 2012, 2011, 2010, 2009, 2008, 2007, 2006 and 2005

		Occupancy Rates as of December 31,
Local Limited Partnership Name	Location	General Partner Name	2011	2010	2009	2008	2007	2006	2005

Lantana Northridge Apartments, Ltd.	Beeville, Texas	Doublekaye Corporation	98%	100%	93%	96%	91%	84%	82%

Lantana Southridge Apartments, Ltd.	Beeville, Texas	Doublekaye Corporation	100%	97%	97%	94%	92%	92%	81%

Memphis 150 L.P., 2002	Memphis, Tennessee	Harold E. Buehler, Sr., Jo Ellen Buehler	89%	93%	94%	87%	96%	97%	41%

Ottawa Gracefield L.P.	Ottawa, Illinois	Ottawa Gracefield G/P, L.L.C.	96%	96%	100%	100%	100%	100%	100%

Roscommon Country Village, Ltd	Roscommon, Michigan	The Cato Group, LLC	85%	78%	70%	78%	95%	60%	**

Staples Square Apartments, L.P.	Staples, Minnesota	Curtis G. Carlson, Inc., M.F. Carlson Co., Inc., Robert B. Carlson Co., Inc.	92%	92%	83%	67%	92%	92%	67%

		Weighted average	90%	93%	91%	89%	93%	88%	79%

**As of the respective year-end, the Local Limited Partnership was under construction.

Item 3. Legal Proceedings

NONE

Item 4. Mine Safety Disclosures

NOT APPLICABLE

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Item 5a.

a)	The Partnership Units are not traded on a public exchange but were sold through a public offering. It is not anticipated that any public market will develop for the purchase and sale of any Partnership Units and none exists. Partnership Units can be assigned or otherwise transferred only if certain requirements in the Partnership Agreement are satisfied.

b)	At March 31, 2012, 2011 and 2010 there were 759 , 759 and 755 Limited Partners, respectively, and no assignees of Partnership Units who were not admitted as Limited Partners, respectively.

c)	The Partnership was not designed to provide operating cash distributions to Limited Partners. It is possible that the Partnership could make distributions from sale proceeds, if the Partnership is able to sell its Local Limited Partnership Interests or Housing Complexes for more than the related closing costs and any then accrued obligations of the Partnership. There can be no assurance in this regard. Any distributions would be made in accordance with the terms of the Partnership Agreement. For all periods presented there were no cash distributions to the Limited Partners.

d)	No securities are authorized for issuance by the Partnership under equity compensation plans.

e)	The Partnership does not issue common stock.

f)	No unregistered securities were sold by the Partnership during the years ended March 31, 2012, 2011 and 2010.

Item 5b. Use of Proceeds

NOT APPLICABLE

Item 5c. Purchases of Equity Securities by the Issuer and Affiliated Purchasers

NONE

Item 6. Selected Financial Data

Selected balance sheet information for the Partnership is as follows:

March 31,
	2012	2011	2010	2009	2008	2007	2006

ASSETS
Cash and cash equivalents	$809,967	$1,245,376	$1,393,194	$1,470,270	$1,784,724	$1,754,073	$2,501,992
Investments in Local Limited Partnerships, net	4,583,662	6,311,846	7,315,317	8,439,561	9,683,094	10,673,734	11,549,203
Due from affiliates	75,207	207	207	207	207	207	91

Total Assets	$5,468,836	$7,557,429	$8,708,718	$9,910,038	$11,468,025	$12,428,014	$14,051,286

LIABILITIES
Payables to Local Limited Partnerships	$10,000	$148,942	$243,788	$315,059	$830,095	$830,095	$1,478,746
Accrued fees and expenses due to General Partner and affiliates	1,098,741	896,795	749,334	576,655	444,071	298,231	132,651

Total Liabilities	1,108,741	1,045,737	993,122	891,714	1,274,166	1,128,326	1,611,397

PARTNERS’ EQUITY	4,360,095	6,511,692	7,715,596	9,018,324	10,193,859	11,299,688	12,439,889

Total Liabilities and Partners’ Equity	$5,468,836	$7,557,429	$8,708,718	$9,910,038	$11,468,025	$12,428,014	$14,051,286

Selected results of operations for the Partnership are as follows:

For the Years Ended March 31,
	2012	2011	2010	2009	2008	2007	2006

Loss from operations (Note 1)	$(1,623,844)	$(734,686)	$(619,590)	$(493,969)	$(330,024)	$(229,623)	$(865,077)
Equity in losses of Local Limited Partnerships	(528,311)	(471,484)	(685,087)	(692,655)	(832,470)	(998,570)	(675,897)
Interest income	558	2,266	1,949	11,089	56,665	87,992	125,217
Net loss	$(2,151,597)	$(1,203,904)	$(1,302,728)	$(1,175,535)	$(1,105,829)	$(1,140,201)	$(1,415,757)

Net loss allocated to:
General Partner	$(2,152)	$(1,204)	$(1,303)	$(1,176)	$(1,106)	$(1,140)	$(1,416)

Limited Partners	$(2,149,445)	$(1,202,700)	$(1,301,425)	$(1,174,359)	$(1,104,723)	$(1,139,061)	$(1,414,341)

Net loss per Partnership Unit	$(133.96)	$(74.95)	$(81.11)	$(73.19)	$(68.85)	$(70.99)	$(88.14)

Outstanding weighted Partnership Units	16,046	16,046	16,046	16,046	16,046	16,046	16,046

Note 1 - Loss from operations for the years ended March 31, 2012, 2011, 2010, 2009, 2008, 2007 and 2006, include a charge for impairment losses on investments in Local Limited Partnerships of $1,151,733, $484,027, $391,017, $285,138, $107,730, $0 and $661,554 respectively (see Note 2 to the financial statements).

Selected results of cash flows for the Partnership are as follows:

For the Year Ended March 31,
	2012	2011	2010	2009	2008	2007	2006

Net cash and cash equivalents provided by (used in):

Operating activities	$(184,872)	$(52,792)	$(5,805)	$(17,018)	$28,351	$72,089	$82,768
Investing activities	(250,537)	(95,026)	(71,271)	(297,436)	2,300	(820,008)	(6,141,693)
Financing activities	-	-	-	-	-	-	365,304

Net change in cash and cash equivalents	(435,409)	(147,818)	(77,076)	(314,454)	30,651	(747,919)	(5,693,621)

Cash and cash equivalents, beginning of period	1,245,376	1,393,194	1,470,270	1,784,724	1,754,073	2,501,992	8,195,613

Cash and cash equivalents, end of period	$809,967	$1,245,376	$1,393,194	$1,470,270	$1,784,724	$1,754,073	$2,501,992

Low Income Housing Tax Credits per Partnership Unit were as follows for the years ended December 31:

	2011	2010	2009	2008	2007	2006	2005

Federal	$93	$93	$86	$86	$85	$75	$41
State	-	-	-	-	-	-	-

Total	$93	$93	$86	$86	$85	$75	$41

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

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting it did not have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments. This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. It became effective as of and for the interim period ended June 30, 2009 and had no impact on the Partnership’s financial condition or results of operations.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

Anticipated future and existing cash resources of the Partnership are not sufficient to pay existing liabilities of the Partnership. However, substantially all of the existing liabilities of the Partnership are payable to the General Partner and/or its affiliates. Though the amounts payable to the General Partner and/or its affiliates are contractually currently payable, the Partnership anticipates that the General Partner and/or its affiliates will not require the payment of these contractual obligations until capital reserves are in excess of the aggregate of then existing contractual obligations and then anticipated future foreseeable obligations of the Partnership. The Partnership would be adversely affected should the General Partner and/or its affiliates demand current payment of the existing contractual obligations and or suspend services for this or any other reason.

Financial Condition

For the year ended March 31, 2012

The Partnership’s assets at March 31, 2012 consisted of $810,000 in cash and cash equivalents, aggregate investments in Local Limited Partnerships of $4,584,000 (See “Method of Accounting for Investments in Local Limited Partnerships”) and due from affiliates of $75,000. Liabilities at March 31, 2012 consisted of $1,099,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below) and $10,000 of payables to Local Limited Partnerships.

For the year ended March 31, 2011

The Partnership’s assets at March 31, 2011 consisted of $1,245,000 in cash and cash equivalents and aggregate investments in Local Limited Partnerships of $6,312,000 (See “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at March 31, 2011 consisted of $897,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below) and $149,000 of payables to Local Limited Partnerships.

For the year ended March 31, 2010

The Partnership’s assets at March 31, 2010 consisted of $1,393,000 in cash and cash equivalents and aggregate investments in Local Limited Partnerships of $7,315,000 (See “Method of Accounting for Investments in Local Limited Partnerships”). Liabilities at March 31, 2010 consisted of $749,000 of accrued fees and expenses due to General Partner and affiliates (See “Future Contractual Cash Obligations” below) and $244,000 of payables to Local Limited Partnerships.

Results of Operations

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011 The Partnership’s net loss for the year ended March 31, 2012 was $(2,152,000), reflecting an increase of $(948,000) from the net loss experienced for the year ended March 31, 2011 of $(1,204,000). The increase in net loss was partially due to an increase of $(668,000) in impairment loss for the year ended March 31, 2012 compared to the year ended March 31, 2011. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnerships. There was also a $(57,000) increase in equity in losses of Local Limited Partnerships for the year ended March 31, 2012. The equity in losses can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. There was a $(166,000) increase in accounting and legal fees for the year ended March 31, 2012 due to the accounting costs in relation to updating the Partnership’s SEC filings and legal issues regarding two Local Limited Partnerships . There was an increase in write off of advances of $(37,000) during the year ended March 31, 2012. The advances and write offs vary from period to period based on the needs of the Local Limited Partnerships. Professional services increased by $(16,000) due to the increase in consulting work performed during the year ended March 31, 2012. The asset management expenses increased by $(4,000) during the year ended March 31, 2012 compared to the year ended March 31, 2011 due to the timing of the necessary property inspections. Reporting fees decreased by $(3,000) for the year ended March 31, 2012. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. Additionally, the Partnership received $(2,000) less interest income during the year ended March 31, 2012 due to the fact that interest rates and average cash balances decreased for the year ended March 31, 2012 compared to the year ended March 31, 2011.

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010 The Partnership’s net loss for the year ended March 31, 2011 was $(1,204,000), reflecting a decrease of $99,000 from the net loss experienced for the year ended March 31, 2010 of $(1,303,000). There was an increase of $(93,000) in impairment loss for the year ended March 31, 2011 compared to the year ended March 31, 2010. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnerships. The accounting and legal fees increased by $(22,000) for the year ended March 31, 2011 due to the timing of accounting and legal work performed. The asset management expenses increased by $(4,000) for the year ended March 31, 2011 due to the timing of the necessary property inspections. Reporting fees increased by $8,000 for the year ended March 31, 2011. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. There was also a $214,000 decrease in equity in losses of Local Limited Partnerships for the year ended March 31, 2011. The equity in losses can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships.

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009 The Partnership’s net loss for the year ended March 31, 2010 was $(1,303,000), reflecting an increase of $(127,000) from the net loss experienced for the year ended March 31, 2009 of $(1,176,000). The increase in net loss was largely due to an increase of $(106,000) in impairment loss for the year ended March 31, 2010 compared to the year ended March 31, 2009. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnerships. The accounting and legal fees increased by $(8,000) for the year ended March 31, 2010 due to the timing of accounting and legal work performed. Reporting fees decreased by $(10,000) for the year ended March 31, 2010. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. There was also an $8,000 decrease in equity in losses of Local Limited Partnerships for the year ended March 31, 2010. The equity in losses can vary from year to year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Interest income decreased by $(9,000) due to the fact that interest rates and average cash balances decreased for the year ended March 31, 2010 compared to the year ended March 31, 2009.

Year Ended March 31, 2009 Compared to Year Ended March 31, 2008 The Partnership’s net loss for the year ended March 31, 2009 was $(1,176,000), reflecting an increase of $(70,000) from the net loss experienced for the year ended March 31, 2008 of $(1,106,000). The increase in net loss was largely due to a $(177,000) increase in impairment loss for the year ended March 31, 2009, compared to the year ended March 31, 2008. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnership. There was also a $140,000 decrease in equity in losses of Local Limited Partnerships. The equity in losses of Local Limited Partnerships can vary each year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. The accounting and legal fees decreased by $10,000 for the year ended March 31, 2009 compared to the year ended March 31, 2008 due to the timing of the accounting work performed. Reporting fees decreased by $(4,000) for the year ended March 31, 2009. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. There was also a $(46,000) decrease of interest income for the year ended March 31, 2009 due to the fact that interest rates and average cash balances decreased for the year ended March 31, 2009 compared to the year ended March 31, 2008.

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007 The Partnership’s net loss for the year ended March 31, 2008 was $(1,106,000), reflecting an decrease of $34,000 from the net loss experienced for the year ended March 31, 2007 of $(1,140,000). There was an increase in impairment loss of $(108,000) for the year ended March 31, 2008, compared to the year ended March 31, 2007. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnership. There was a $166,000 decrease in equity in losses of Local Limited Partnerships for the year ended March 31, 2008. The equity in losses can vary each year depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. There was also a $(7,000) increase in accounting and legal fees for the year ended March 31, 2008 compared to the year ended March 31, 2007 due to the timing of the accounting work performed. Reporting fees increased by $14,000 for the year ended March 31, 2008. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow for the payment. Interest income decreased by $(31,000) due to the fact that interest rates and the cash balances being maintained by the Partnership decreased for the year ended March 31, 2008 compared to the year ended March 31, 2007.

Liquidity and Capital Resources

Year Ended March 31, 2012 Compared to Year Ended March 31, 2011 The net decrease in cash and cash equivalents during the year ended March 31, 2012 was $(435,000) compared to a net decrease in cash and cash equivalents for the year ended March 31, 2011 of $(148,000). There were advances of $(187,000) made to several Local Limited Partnerships during the year ended March 31, 2012. The advances made to the troubled Local Limited Partnerships vary from period to period depending on the operations of the individual Local Limited Partnerships. The Partnership was reimbursed $75,000 of such advances during the year ended March 31, 2012 due to proceeds received from a settlement agreement related to certain Local Limited Partnerships. The Partnership paid accrued asset management fees of $(25,000) during each of the years ended March 31, 2012 and March 31, 2011. For the year ended March 31, 2012, the Partnership reimbursed the General Partner or an affiliate $(166,000) for operating expenses paid on its behalf compared to $(39,000) reimbursed during the year ended March 31, 2011. The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership. During the year ended March 31, 2012, the Partnership paid capital contributions to Local Limited Partnerships in the amount of $139,000 compared to $95,000 paid during the year ended March 31, 2011. Certain benchmarks must be met by the Local Limited Partnerships in order for capital contributions to be paid. The Partnership also collected $(3,000) less in reporting fees and $(2,000) less in interest income for the year ended March 31, 2012 compared to the year ended March 31, 2011 as discussed above.

Year Ended March 31, 2011 Compared to Year Ended March 31, 2010 The net decrease in cash and cash equivalents during the year ended March 31, 2011 was $(148,000) compared to a net decrease in cash and cash equivalents for the year ended March 31, 2010 of $(77,000). The Partnership paid accrued asset management fees of $(25,000) during the year ended March 31, 2011, compared to $(4,000) paid during the year ended March 31, 2010. For the year ended March 31, 2011 the Partnership reimbursed the General Partner or an affiliate $(39,000) for operating expenses paid on its behalf compared to $(4,000) reimbursed during the year ended March 31, 2010. The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership. During the year ended March 31, 2011, the Partnership paid capital contributions to Local Limited Partnerships in the amount of $(95,000) compared to $(71,000) paid during the year ended March 31, 2010. Certain benchmarks must be met by the Local Limited Partnerships in order for capital contributions to be paid. The Partnership also collected $8,000 more in reporting fees for the year ended March 31, 2011 compared to the year ended March 31, 2010 as discussed above.

Year Ended March 31, 2010 Compared to Year Ended March 31, 2009 The net decrease in cash and cash equivalents during the year ended March 31, 2010 was $(77,000) compared to a net decrease in cash and cash equivalents for the year ended March 31, 2009 of $(314,000). The Partnership paid accrued asset management fees of $(4,000) during the year ended March 31, 2010, compared to $(29,000) paid during the year ended March 31, 2009. For the year ended March 31, 2010 the Partnership reimbursed the General Partner or an affiliate $(4,000) for operating expenses paid on its behalf compared to $(10,000) reimbursed during the year ended March 31, 2009. The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership. During the year ended March 31, 2010, the Partnership paid capital contributions to Local Limited Partnerships in the amount of $(71,000) compared to $(297,000) paid during the year ended March 31, 2009. Certain benchmarks must be met by the Local Limited Partnerships in order for capital contributions to be paid. The Partnership also collected $(10,000) less in reporting fees and $(9,000) less in interest income for the year ended March 31, 2010 compared to the year ended March 31, 2009 as discussed above.

Year Ended March 31, 2009 Compared to Year Ended March 31, 2008 The net decrease in cash and cash equivalents during the year ended March 31, 2009 was $(314,000) compared to a net increase in cash and cash equivalents for the year ended March 31, 2008 of $31,000. The Partnership paid accrued asset management fees of $(29,000) during the year ended March 31, 2009 compared to $(15,000) paid during the year ended March 31, 2008. For the year ended March 31, 2009, the Partnership reimbursed the General Partner or an affiliate $(10,000) for operating expenses paid on its behalf compared to $(28,000) reimbursed during the year ended March 31, 2008. The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership. During the year ended March 31, 2009, the Partnership paid capital contributions to Local Limited Partnerships in the amount of $(297,000) compared to no capital contributions paid during the year ended March 31, 2008. Certain benchmarks must be met by the Local Limited Partnerships in order for capital contributions to be paid. Additionally, the Partnership received $(46,000) less interest income during the year ended March 31, 2009 as discussed above.

Year Ended March 31, 2008 Compared to Year Ended March 31, 2007 The net increase in cash and cash equivalents during the year ended March 31, 2008 was $31,000 compared to a net decrease in cash and cash equivalents for the year ended March 31, 2007 of $(748,000). During the year ended March 31, 2007, the Partnership paid capital contributions to Local Limited Partnerships in the amount of $(820,000) compared to no capital contributions paid during the year ended March 31, 2008. Certain benchmarks must be met by the Local Limited Partnerships in order for capital contributions to be paid. The Partnership paid accrued asset management fees of $(15,000) during the year ended March 31, 2008 compared to $(11,000) paid during the year ended March 31, 2007. For the year ended March 31, 2008, the Partnership reimbursed the General Partner or an affiliate $(28,000) for operating expenses paid on its behalf compared to $(6,000) reimbursed during the year ended March 31, 2007. The accrued asset management fees and reimbursement of operating expenses are paid after management reviews the cash position of the Partnership. Additionally, the Partnership received $(31,000) less of interest income during the year ended March 31, 2008 due to the fact that interest rates and average cash balances decreased significantly for the year ended March 31, 2008. The Partnership received $14,000 more in reporting fees from Local Limited Partnerships during the year ended March 31, 2008. Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment.

Accrued payables, which consist primarily of related party asset management fees due to the General Partner, increased by approximately $202,000, $147,000, 173,000, $133,000, and $146,000, for the years ended March 31, 2012, 2011, 2010, 2009 and 2008, respectively. The General Partner does not anticipate that these accrued fees will be paid until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2015.

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

In January 2012 a meeting of the Partners was held in regards to Helisa Square, where the Limited Partner and Special Limited Partner voted to remove the original General Partner for multiple partnership agreement violations. A WNC affiliated entity was admitted as a substitute general partner (New General Partner). The original General Partner and the Limited Partner entered into court ordered mediation. After 6 months of discussion no settlement was reached and mediation terminated. The case was returned to court and discovery commenced. The Court granted the Motion for Summary Judgment confirming that the removal of the original general partner was valid.

During March 31, 2012 Helisa Square was impaired for an additional $566,908. This impairment was triggered due to the inclusion of Helisa Square to the troubled properties listing because of a high operating deficit. The New General Partner appointed a new management agent in 2012 to secure control of the asset and work to improve the operating revenue. The property continues to struggle with excessive turnover, which is a major problem in the Detroit metropolitan area. The physical occupancy remains above 80%; however, due to the excessive turnover and on-going repairs and maintenance the property continues to struggle economically. The New General Partner continues to actively monitor property operations and makes regular site visits. A new local management company was hired in the first quarter of 2014.

Partnership’s Future Contractual Cash Obligations

The following table summarizes the Partnership’s future contractual cash obligations as of March 31, 2012:

	2013	2014	2015	2016	2017	Thereafter	Total

Asset management fees(1)	$1,258,543	$159,672	$159,672	$159,672	$159,672	$7,664,256	$9,561,4871
Payables to Local Limited Partnerships	10,000	-	-	-	-	-	10,000
Total contractual cash obligations	$1,268,543	$159,672	$159,672	$159,672	$159,672	$7,664,256	$9,561,487

(1)	Asset management fees are payable annually until termination of the Partnership, which is to occur no later than December 31, 2065. The estimate of the fees payable included herein assumes the retention of the Partnership’s interest in all Housing Complexes until December 31, 2065, except for those disclosed as subsequent event sales. Amounts due to the General Partner as of March 31, 2012 have been included in the 2013 column. The General Partner does not anticipate that these fees will be paid until such time as capital reserves are in excess of the aggregate of the existing contractual obligations and the anticipated future foreseeable obligations of the Partnership.

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

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Partners
WNC Housing Tax Credit Fund VI, L.P., Series 11

We have audited the accompanying balance sheets of WNC Housing Tax Credit Fund VI, L.P., Series 11 (the "Partnership") as of March 31, 2012, 2011, 2010 and 2009, and the related statements of operations, partners’ equity (deficit), and cash flows for each of the years in the five-year period ended March 31, 2012. The Partnership’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of certain Local Limited Partnerships which investments represent $1,198,935, $1,501,950, $1,653,242 and $1,704,763 of the total Partnership assets as of March 31, 2012, 2011, 2010 and 2009, respectively, and $284,471, $136,371, $143,985, $203,894 and $453,026 of the total Partnership loss for the years ended March 31, 2012, 2011, 2010, 2009 and 2008, respectively. Those statements were audited by other auditors, whose reports have been furnished to us, and our opinion, insofar as it relates to those Local Limited Partnerships, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of WNC Housing Tax Credit Fund VI, L.P., Series 11 as of March 31, 2012, 2011, 2010 and 2009, and the results of its operations and its cash flows for each of the years ended March 31, 2012, 2011, 2010, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedules listed under Item 15(a)(2) in the index related to the years ended March 31, 2012, 2011, 2010, 2009 and 2008 are presented for the purpose of complying with the Securities and Exchange Commission's rules and are not part of the basic financial statements. These schedules have been subjected to the auditing procedures applied to the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial statement data required to be set forth therein in relation to the basic financial statements taken as a whole.

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

Pailer, Meunier and LeBlanc, L.L.P.
Metairie, Lousiana
July 23, 2008

INDEPENDENT AUDITOR’S REPORT

To the Partners

MEMPHIS 150 LP. 2002

We have audited the accompanying balance sheet of MEMPHIS 150 LP. 2002, as of December 31, 2009 and the related statements of operations, changes in partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MEMPHIS 150 L.P. 2002 as of December 31, 2009 and the results of its operations, changes in partners’ capital and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Metairie, Louisiana
April 28, 2010

Report of Independent Auditors

To the Partners of

Memphis 150 L.P. 2002:

We have audited the accompanying balance sheet of Memphis 150 L.P. 2002 as of December 31, 2010, and the related statements of changes in partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Memphis 150 L.P. 2002 as of December 31, 2010, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Alpharetta, Georgia
July 27, 2012

Report of Independent Auditors

To the Partners of

Memphis 150 L.P. 2002:

We have audited the accompanying balance sheet of Memphis 150 L.P. 2002 as of December 31, 2011, and the related statements of operations, changes in partners’ capital and cash flows for the year then ended. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards as established by the Auditing Standards Board (United States) and in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Memphis 150 L.P. 2002 as of December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Alpharetta, Georgia
August 17, 2012

2325 LAKEVIEW PARKWAY, SUITE 450     ALPHARETTA, GEORGIA 30009     TELEPHONE (678) 867-2333     FACSIMILE (678) 867-2366    http://www.novoco.com

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

Member of

IGAF Worldwide - Member Firms in Principal Cities . PCAOB - Public Company Accounting Oversight Board

AICPA Centers . Center for Public Company Audit Firms (SEC)

Governmental Audit Quality Center . Private Companies Practice Section (PCPS)

Douglas W. Child, CPA
Marty D. Van Wagoner, CPA
J. Russ Bradshaw, CPA
William R. Denney, CPA	Report of Independent Registered Public Accounting Firm
Roger B. Kennard, CPA
Russell E. Anderson, CPA	To the Partners
Scott L, Fames	Humboldt Village, L.P.
Winnemucca, Nevada

We have audited the accompanying balance sheets of Humboldt Village, L.P. (the Partnership), as of December 31, 2009 and 2008, and the related statements of operations, changes in partners' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America, the standards of the Public Company Accounting Oversight Board (United States of America) and the standards applicable to financial audits contained in Government Auditing Standards, issued by the Comptroller General of the United States, Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnership is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Partnership, at December 31, 2009 and 2008, and the results of its operations and its cash flows. for the years then ended in conformity with accounting principles generally accepted in the United States of America.

In accordance with Government Auditing Standards, we have also issued a report dated March 9, 2010, on our consideration of the Partnership's internal control over financial reporting. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and the results of that testing and not to provide an opinion on the internal control over financial reporting. That report is an integral part of an audit performed in accordance with Government Auditing Standards and should be read in conjunction with this report considering the results of our audit.

1284 W. Flint Meadow Dr. #D Kaysville, UT 84037-9590 Telephone 801.927.1337 Facsimile 801.927.1344	Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental information shown on page 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

5286 S, Commerce Dr. #300	Child, Van Wagoner & Bradshaw
(53rd So. @1-15)	Child, Van Wagoner & Bradshaw, PLLC
SLC. UT 84107-5370	Kaysville, Utah
Telephone 801.281.4700	March 9, 2010
Facsimile 801.281.4701

Suite B.4F,
North Cape Commercial Bldg.
398 King's Road
North Point, Hong Kong
www.cpaone.net

Child,
Van Wagoner
& Bradshaw,
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

To the Partners
Humboldt Village, L.P.
Winnemucca, Nevada

In accordance with *Government Auditing Standards*, we have also issued a report dated March 10, 2011, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with *Government Auditing Standards* and should be read in conjunction with this report considering the results of our audit.

Child, Van Wagoner & Bradshaw

Child, Van Wagoner & Bradshaw, PLLC
Kaysville, Utah
March 10, 2011

SALT LAKE CITY
5296 South Commerce Drive
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Drive
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

Child,
Van Wagoner
& Bradshaw,
PLLC
CERTIFIED PUBLIC ACCOUNTANTS

Report of Independent Registered Public Accounting Firm

To the Partners
Humboldt Village, L.P.
Winnemucca, Nevada

In accordance with *Government Auditing Standards*, we have also issued a report dated February 16, 2012, on our consideration of the Partnership's internal control over financial reporting and our tests of its compliance with certain provisions of laws, regulations, contracts and grant agreements and other matters. The purpose of that report is to describe the scope of our testing of internal control over financial reporting and compliance and the results of that testing, and not to provide an opinion on internal control over financial reporting or on compliance. That report is an integral part of an audit performed in accordance with *Government Auditing Standards* and should be read in conjunction with this report considering the results of our audit.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements as a whole. The accompanying supplemental information shown on page 13 is presented for purposes of additional analysis and is not a required part of the basic financial statements of the Partnership. Such information is the responsibility of management and was derived from and relates directly to the underlying accounting and other records used to prepare the financial statements. The information has been subjected to the auditing procedures applied in the audit of the financial statements and certain additional procedures, including comparing and reconciling such information directly to the underlying accounting and other records used to prepare the financial statements or to the financial statements themselves, and other additional procedures in accordance with auditing standards generally accepted in the United States of America. In our opinion, the information is fairly stated in all material respects in relation to the financial statements taken as a whole.

Child, Van Wagoner & Bradshaw

Child, Van Wagoner & Bradshaw, PLLC
Kaysville, Utah
February 16, 2012

SALT LAKE CITY
5296 South Commerce Drive
Suite 300
Salt Lake City, Utah 84107
Phone: 801.281.4700
Fax: 801.281.4701

KAYSVILLE
1284 West Flint Meadow Drive
Suite D
Kaysville, Utah 84037
Phone: 801.927.1337
Fax: 801.927.1344

HONG KONG
Suite A, 5/F
Max Share Centre
373 King's Road
North Point, Hong Kong
Phone: +(852) 21 555 333
Fax: +(852) 21 165 222

www.cpaone.net

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

BALANCE SHEETS

	March 31,
	2012	2011	2010	2009
Assets
Cash and cash equivalents	$809,967	$1,245,376	$1,393,194	$1,470,270
Investments in Local Limited Partnerships, net (Notes 2 and 3)	4,583,662	6,311,846	7,315,317	8,439,561
Due from affiliates (Note 6)	75,207	207	207	207

Total Assets	$5,468,836	$7,557,429	$8,708,718	$9,910,038

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 5)	$10,000	$148,942	$243,788	$315,059
Accrued fees and expenses due to General Partner and affiliates (Note 3)	1,098,741	896,795	749,334	576,655

Total Liabilities	1,108,741	1,045,737	993,122	891,714

Partners’ Equity (Deficit)
General Partner	(9,548)	(7,396)	(6,192)	(4,889)
Limited Partners (25,000 Partnership Units authorized; 16,046 Partnership Units issued and outstanding)	4,369,643	6,519,088	7,721,788	9,023,213

Total Partners’ Equity (Deficit)	4,360,095	6,511,692	7,715,596	9,018,324

Total Liabilities and Partners’ Equity (Deficit)	$5,468,836	$7,557,429	$8,708,718	$9,910,038

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

STATEMENTS OF OPERATIONS

	For the Years Ended March 31,
	2012	2011	2010	2009	2008

Reporting fees	$6,052	$8,984	$1,151	$10,945	$14,993

Operating expenses and loss:
Amortization (Notes 2 and 3)	48,140	48,140	48,140	48,410	48,140
Asset management fees (Note 3)	166,360	166,360	166,360	167,059	167,456
Impairment loss (Note 2)	1,151,733	484,027	391,017	285,138	107,730
Accounting and legal fees	195,954	29,878	8,350	89	10,149
Asset management expenses	11,108	6,931	2,748	845	7,774
Write off of advances to Local Limited Partnerships	36,595	-	-	-	-
Professional services	15,789	-	-	-	-
Other	4,217	8,334	4,126	3,643	3,768
Total operating expenses and loss	1,629,896	743,670	620,741	504,914	345,017

Loss from operations	(1,623,844)	(734,686)	(619,590)	(493,969)	(330,024)

Equity in losses of Local Limited Partnerships (Note 2)	(528,311)	(471,484)	(685,087)	(692,655)	(832,470)

Interest income	558	2,266	1,949	11,089	56,665

Net loss	$(2,151,597)	$(1,203,904)	$(1,302,728)	$(1,175,535)	$(1,105,829)

Net loss allocated to:
General Partner	$(2,152)	$(1,204)	$(1,303)	$(1,176)	$(1,106)
Limited Partners	$(2,149,445)	$(1,202,700)	$(1,301,425)	$(1,174,359)	$(1,104,723)

Net loss per Partnership Unit	$(133.96)	$(74.95)	$(81.11)	$(73.19)	$(68.85)
Outstanding weighted Partnership Units	16,046	16,046	16,046	16,046	16,046

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Years Ended March 31, 2012, 2011, 2010, 2009 and 2008

	General Partner	Limited Partners	Total

Partners’ equity (deficit) at March 31, 2007	$(2,607)	$11,302,295	$11,299,688

Net loss	(1,106)	(1,104,723)	(1,105,829)

Partners’ equity (deficit) at March 31, 2008	(3,713)	10,197,572	10,193,859

Net loss	(1,176)	(1,174,359)	(1,175,535)

Partners’ equity (deficit) at March 31, 2009	(4,889)	9,023,213	9,018,324

Net loss	(1,303)	(1,301,425)	(1,302,728)

Partners’ equity (deficit) at March 31, 2010	(6,192)	7,721,788	7,715,596

Net loss	(1,204)	(1,202,700)	(1,203,904)

Partners’ equity (deficit) at March 31, 2011	(7,396)	6,519,088	6,511,692

Net loss	(2,152)	(2,149,445)	(2,151,597)

Partners’ equity (deficit) at March 31, 2012	$(9,548)	$4,369,643	$4,360,095

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For the Years Ended March 31,
	2012	2011

Cash flows from operating activities:
Net loss	$(2,151,597)	$(1,203,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	48,140	48,140
Impairment loss	1,151,733	484,027
Equity in losses of Local Limited Partnerships	528,311	471,484
Write off of advances to Local Limited Partnerships	36,595	-
Increase in accrued fees and expenses due to General Partner and affiliates	201,946	147,461

Net cash used in operating activities	(184,872)	(52,792)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(138,942)	(95,026)
Advances to Local Limited Partnerships	(186,595)	-
Repayment of advances to Local Limited Partnerships	75,000	-

Net cash used in investing activities	(250,537)	(95,026)

Net decrease in cash and cash equivalents	(435,409)	(147,818)

Cash and cash equivalents, beginning of year	1,245,376	1,393,194

Cash and cash equivalents, end of year	$809,967	$1,245,376

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$800	$800

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

The Partnership increased its investment in Local Limited Partnerships and payables to Local Limited Partnerships for tax credit adjustments.	$-	$180

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

STATEMENTS OF CASH FLOWS

	For The Years Ended March 31,
	2010	2009	2008

Cash flows from operating activities:
Net loss	$(1,302,728)	$(1,175,535)	$(1,105,829)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Amortization	48,140	48,140	48,140
Impairment loss	391,017	285,138	107,730
Equity in losses of Local Limited Partnerships	685,087	692,655	832,470
Increase in accrued fees and expenses due to General Partner and affiliates	172,679	132,584	145,840

Net cash provided by (used in) operating activities	(5,805)	(17,018)	28,351

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(71,271)	(297,436)	-
Distributions received from Local Limited Partnerships	-	-	2,300

Net cash provided by (used in) investing activities	(71,271)	(297,436)	2,300

Net increase (decrease) in cash and cash equivalents	(77,076)	(314,454)	30,651

Cash and cash equivalents, beginning of year	1,470,270	1,784,724	1,754,073

Cash and cash equivalents, end of year	$1,393,194	$1,470,270	$1,784,724

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Taxes paid	$800	$800	$800

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES

The Partnership decreased its investment in Local Limited Partnerships and payables to Local imited Partnerships for tax credit adjustments.	$-	$217,600	$-

See accompanying notes to financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11
(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS

For the Years Ended March 31, 2012, 2011, 2010, 2009 and 2008

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

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be no assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Local Limited Partnership obligations and funding reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partner would then be entitled to receive proceeds equal to its capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011, 2010, 2009 and 2008

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

For the Years Ended March 31, 2012, 2011, 2010, 2009 and 2008

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership Interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of March 31, 2012.

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

Subsequent to March 31, 2012, on August 31, 2012, the Partnership sold its Local Limited Partnership Interest in Lantana Northridge Apartments, LTD (“Lantana Northridge”) to an unrelated third party. The buyer offered $245,633 to purchase the Local Limited Partnership Interest. Lantana Northridge was appraised for $410,000 and had a mortgage note balance of $814,210 as of December 31, 2011. The Limited Partnership Interest was originally acquired for $512,217 and the Partnership had paid $384,163 of its capital contributions leaving a balance owing of $128,054. It was realized that the $128,054 was never going to be paid due to the fact that Low Income Housing Tax Credits were never delivered to the Partnership. Therefore the outstanding capital contribution of $128,054 was written off and the investment balance for Lantana Northridge was written down by the same amount. At the time of the disposition the Partnership’s investment balance is zero; therefore a gain of $245,463 will be recorded during the respective period. The funds will be placed into the Partnership’s reserves and will either be used to make additional investments in Local Limited Partnerships, pay future operating expenses, pay accrued and future operating expenses or returned to investors based on future economic decisions. Due to the untimely completion of the rehabilitation work on the housing complex, all tax credits for Lantana Northridge have been forfeited and cannot be claimed.

Subsequent to March 31, 2012, on August 31, 2012, the Partnership sold its Local Limited Partnership Interest in Lantana Southridge Apartments, LTD (“Lantana Southridge”) to an unrelated third party. The buyer offered $245,633 to purchase the Local Limited Partnership Interest. Lantana Southridge was appraised for $360,000 and had a mortgage note balance of $747,432 as of December 31, 2011. The Limited Partnership Interest was originally acquired for $400,166 and the Partnership had paid $300,125 of its capital contributions leaving a balance owing of $100,041. It was realized that the $100,041 was never going to be paid due to the fact that Low Income Housing Tax Credits were never delivered to the Partnership. Therefore the outstanding capital contribution of $100,041 was written off and the investment valance for Lantana Southridge was written down by the same amount. At the time of the disposition the Partnership’s investment balance is zero; therefore a gain of $245,463 will be recorded during the respective period. The funds will be placed into the Partnership’s reserves and will either be used to make additional investments in Local Limited Partnerships, pay future operating expenses, pay accrued and future operating expenses or returned to investors based on future economic decisions. Due to the untimely completion of the rehabilitation work on the housing complex, all tax credits for Lantana Southridge have been forfeited and cannot be claimed.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011, 2010, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Method of Accounting For Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment account and are being amortized over 30 years (see Notes 2 and 3).

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

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of March 31, 2012, 2011, 2010 and 2009, 5, 4, 3, and 2 of the investment accounts in Local Limited Partnerships reached zero.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011, 2010, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of March 31, 2012, 2011, 2010 and 2009, the Partnership had cash equivalents of $806,527, $1,238,097, $1,386,704, and $1,463,781, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011, 2010, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for each of the years ended March 31, 2012, 2011, 2010, 2009 and 2008 was $48,140. Estimated amortization expense for each of the ensuing years through March 31, 2017 is $48,140 annually.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of economic conditions. For the years ended March 31, 2012, 2011, 2010, 2009 and 2008, impairment loss related to investments in Local Limited Partnerships was $1,151,733, $484,027, $391,017, $285,138 and $107,730, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011, 2010, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

In November 2008, the FASB issued accounting guidance on Equity Method Investment Accounting Considerations that addresses how the initial carrying value of an equity method investment should be determined, how an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment should be performed, how an equity method investee’s issuance of shares should be accounted for, and how to account for a change in an investment from the equity method to the cost method. This guidance is effective in fiscal years beginning on or after December 15, 2008, and interim periods within those fiscal years. The Partnership adopted the guidance for the interim quarterly period beginning April 1, 2009. The impact of adopting this guidance did not have a material impact on the Partnership’s financial condition or results of operations.

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments. This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. This guidance became effective as of and for the interim period ended June 30, 2009 and had no impact on the Partnership’s financial condition or results of operations.

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

In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011, 2010, 2009 and 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of all periods presented, the Partnership owned Local Limited Partnership interests in 15 Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 699 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day-to-day operations of the entities. Significant Local Limited Partnership business decisions require approval from the Partnership. The Partnership, as a limited partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses and Low Income Housing Tax Credits of the Local Limited Partnerships.

The Partnership’s investments in Local Limited Partnerships as shown in the balance sheets at March 31, 2012, 2011, 2010 and 2009, are approximately, $(1,060,000), $123,000, $440,000 and $809,000, respectively, greater (less) than the Partnership’s equity at the preceding December 31 as shown in the Local Limited Partnerships’ combined condensed financial statements presented below. This difference is primarily due to acquisition, selection, and other costs related to the acquisition of the investments which have been capitalized in the Partnership’s investment account, impairment losses recorded in the Partnership’s investment account and capital contributions payable to the Local Limited Partnerships which were netted against partner capital in the Local Limited Partnership’s financial statements.

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. As of March 31, 2009, all Local Limited Partnerships were not considered to have any residual value in consideration of economic conditions. For the years ended March 31, 2012, 2011, 2010, 2009 and 2008, impairment loss related to investments in Local Limited Partnerships was $1,151,733, $484,027, $391,017, $285,138 and $107,730, respectively.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011, 2010, 2009 and 2008

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

At March 31, 2012 the investment accounts in certain Local Limited Partnerships have reached a zero balance. Consequently, a portion of the Partnership’s estimate of its share of (income) losses for the years ended March 31, 2012, 2011, 2010, 2009 and 2008 amounting to approximately $147,000, $310,000, $226,000, $(76,000) and $32,000, respectively, has not been recognized. As of March 31, 2012, the aggregate share of net losses not recognized by the Partnership amounted to $739,000.

The following is a summary of the equity method activity of the investments in the Local Limited Partnerships for the periods presented:

	For the Years Ended March 31,
	2012	2011	2010	2009	2008

Investments per balance sheet, beginning of period	$6,311,846	$7,315,317	$8,439,561	$9,683,094	$10,673,734
Impairment loss	(1,151,733)	(484,027)	(391,017)	(285,138)	(107,730)
Equity in losses of Local Limited Partnerships	(528,311)	(471,484)	(685,087)	(692,655)	(832,470)
Amortization of paid acquisition fees and costs	(48,140)	(48,140)	(48,140)	(48,140)	(48,140)
Distributions received from Local Limited Partnerships	-	-	-	-	(2,300)
Tax credit adjustments	-	180	-	(217,600)	-

Investments per balance sheet, end of period	$4,583,662	$6,311,846	$7,315,317	$8,439,561	$9,683,094

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011, 2010, 2009 and 2008

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Years Ended March 31,
	2012	2011	2010	2009	2008

Investments in Local Limited Partnerships, net	$3,496,694	$5,176,738	$6,132,069	$7,208,173	$8,403,566
Acquisition fees and costs, net of accumulated amortization of, $357,172, $309,032, $260,892, $212,752 and $164,612	1,086,968	1,135,108	1,183,248	1,231,388	1,279,528
Investments per balance sheet, end of period	$4,583,662	$6,311,846	$7,315,317	$8,439,561	$9,683,094

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011, 2010, 2009 and 2008

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

COMBINED CONDENSED BALANCE SHEETS

	2011	2010	2009	2008
ASSETS
Buildings and improvements (net of accumulated depreciation as of December 31, 2011, 2010, 2009, and 2008, of $7,856,000 $6,705,000, $5,589,000 and $4,428,000, respectively)	$29,809,000	$30,559,000	$31,560,000	$32,437,000
Land	1,083,000	1,083,000	1,083,000	1,083,000
Other assets	2,316,000	2,112,000	1,983,000	2,720,000
Total assets	$33,208,000	$33,754,000	$34,626,000	$36,240,000

LIABILITIES
Mortgage payable	$22,562,000	$22,895,000	$23,203,000	$22,668,000
Due to affiliates	2,028,000	1,643,000	2,166,000	2,412,000
Other liabilities	745,000	742,000	701,000	947,000

Total liabilities	25,335,000	25,280,000	26,070,000	26,027,000

PARTNERS’ EQUITY
WNC Housing Tax Credit Fund VI, L.P., Series 11	5,644,000	6,189,000	6,875,000	7,631,000
Other partners	2,229,000	2,285,000	1,681,000	2,582,000
Total partners’ equity	7,873,000	8,474,000	8,556,000	10,213,000
Total liabilities and partners’ equity	$33,208,000	$33,754,000	$34,626,000	$36,240,000

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011, 2010, 2009 and 2008

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2011	2010	2009	2008	2007

Revenues	$3,911,000	$3,620,000	$3,489,000	$3,555,000	$3,399,000

Expenses:
Operating expenses	2,706,000	2,548,000	2,520,000	2,408,000	2,288,000
Interest expense	723,000	714,000	764,000	738,000	827,000
Depreciation and amortization	1,165,000	1,162,000	1,190,000	1,181,000	1,197,000

Total expenses	4,594,000	4,424,000	4,474,000	4,327,000	4,312,000

Net loss	$(683,000)	$(804,000)	$(985,000)	$(772,000)	$(913,000)

Net loss allocable to the Partnership	$(675,000)	$(781,000)	$(911,000)	$(711,000)	$(864,000)

Net loss recorded by the Partnership	$(528,000)	$(471,000)	$(685,000)	$(693,000)	$(832,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011, 2010, 2009 and 2008

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011, 2010, 2009 and 2008

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

In January 2012 a meeting of the Partners was held in regards to Helisa Square, where the Limited Partner and Special Limited Partner voted to remove the original General Partner for multiple partnership agreement violations. A WNC affiliated entity was admitted as a substitute general partner (New General Partner). The original General Partner and the Limited Partner entered into court ordered mediation. After 6 months of discussion no settlement was reached and mediation terminated. The case was returned to court and discovery commenced. The Court granted the Partnership’s Motion for Summary Judgment confirming that the removal of the original general partner was valid.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011, 2010, 2009 and 2008

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

During March 31, 2012 Helisa Square was impaired for an additional $566,908. This impairment was triggered due to the inclusion of Helisa Square to the troubled properties listing because of a high operating deficit. The New General Partner appointed a new management agent in 2012 to secure control of the asset and work to improve the operating revenue. The property continues to struggle with excessive turnover, which is a major problem in the Detroit metropolitan area. The physical occupancy remains above 80%; however, due to the excessive turnover and on-going repairs and maintenance the property continues to struggle economically. The New General Partner continues to actively monitor property operations and makes regular site visits. A new local management company was hired in the first quarter of 2014.

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred cumulative acquisition fees of $1,123,220 which have been included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $277,784, $240,344, $202,904 and $165,464, as of March 31, 2012, 2011, 2010 and 2009, respectively.

Reimbursement of costs incurred by the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. These reimbursements have not exceeded 2% of the gross proceeds. At the end of all periods presented the Partnership incurred cumulative acquisition costs of $320,920 were included in investments in Local Limited Partnerships. Accumulated amortization was $79,388, $68,688, $57,988 and $47,288 as of March 31, 2012, 2011, 2010 and 2009, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011, 2010, 2009 and 2008

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $166,360, $166,360, $166,360, $167,059 and $167,456 were incurred during the years ended March 31, 2012, 2011, 2010, 2009 and, 2008, respectively, of which $25,000, $25,000, $4,000, $28,500 and $15,000 were paid, respectively.

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

The Partnership reimbursed the General Partner or its affiliates for operating expenses incurred by the Partnership and paid for by the General Partner or its affiliates on behalf of the Partnership. Operating expense reimbursements were $166,445, $39,041, $4,484, $10,439 and $28,292, during the years ended March 31, 2012, 2011, 2010, 2009 and 2008, respectively.

The accrued fees and expenses due to the General Partner and affiliates consist of the following at:

	March 31,
	2012	2011	2010	2009

Asset management fee payable	$1,021,288	$879,928	$738,568	$576,208
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	77,453	16,867	10,766	447

Total	$1,098,741	$896,795	$749,334	$576,655

The Partnership currently has insufficient working capital to fund its operations. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2015.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011, 2010, 2009 and 2008

NOTE 4 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly operations for the years ended March 31 (rounded):

	June 30	September 30	December 31	March 31
Fiscal 2012
Income	$2,000	$4,000	$-	$-

Operating expenses and loss	695,000	69,000	166,000	700,000

Loss from operations	(693,000)	(65,000)	(166,000)	(700,000)

Equity in losses of Local Limited Partnerships	(132,000)	(132,000)	(132,000)	(132,000)

Net loss	(825,000)	(197,000)	(298,000)	(832,000)

Net loss available to Limited Partners	(824,000)	(197,000)	(297,000)	(831,000)

Net loss per Partnership Unit	(51)	(12)	(19)	(52)

	June 30	September 30	December 31	March 31
Fiscal 2011
Income	$7,000	$2,000	$-	$-

Operating expenses and loss	541,000	61,000	69,000	73,000

Loss from operations	(534,000)	(59,000)	(69,000)	(73,000)

Equity in losses of Local Limited Partnerships	(157,000)	(157,000)	(156,000)	(1,000)

Interest income	-	1,000	1,000	-

Net loss	(691,000)	(215,000)	(224,000)	(74,000)

Net loss available to Limited Partners	(690,000)	(215,000)	(223,000)	(74,000)

Net loss per Partnership Unit	(43)	(13)	(14)	(5)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011, 2010, 2009 and 2008

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31
Fiscal 2010
Income	$1,000	$-	$-	$-

Operating expenses and loss	449,000	57,000	56,000	59,000

Loss from operations	(448,000)	(57,000)	(56,000)	(59,000)

Equity in losses of Local Limited Partnerships	(200,000)	(162,000)	(162,000)	(161,000)

Interest income	1,000	-	-	1,000

Net loss	(647,000)	(219,000)	(218,000)	(219,000)

Net loss available to Limited Partners	(646,000)	(218,000)	(218,000)	(219,000)

Net loss per Partnership Unit	(40)	(14)	(14)	(14)

	June 30	September 30	December 31	March 31
Fiscal 2009
Income	$1,000	$10,000	$-	$-

Operating expenses and loss	340,000	54,000	54,000	57,000

Loss from operations	(339,000)	(44,000)	(54,000)	(57,000)

Equity in losses of Local Limited Partnerships	(179,000)	(179,000)	(179,000)	(156,000)

Interest income	2,000	6,000	2,000	1,000

Net loss	(516,000)	(217,000)	(231,000)	(212,000)

Net loss available to Limited Partners	(516,000)	(217,000)	(231,000)	(210,000)

Net loss per Partnership Unit	(32)	(14)	(14)	(13)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011, 2010, 2009 and 2008

NOTE 4 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED), continued

	June 30	September 30	December 31	March 31
Fiscal 2008
Income	$-	$15,000	$-	$-

Operating expenses and loss	163,000	66,000	56,000	61,000

Loss from operations	(163,000)	(51,000)	(56,000)	(61,000)

Equity in losses of Local Limited Partnerships	(208,000)	(208,000)	(208,000)	(208,000)

Interest income	17,000	16,000	14,000	10,000

Net loss	(354,000)	(243,000)	(250,000)	(259,000)

Net loss available to Limited Partners	(354,000)	(243,000)	(249,000)	(258,000)

Net loss per Partnership Unit	(22)	(15)	(16)	(16)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO FINANCIAL STATEMENTS – CONTINUED

For the Years Ended March 31, 2012, 2011, 2010, 2009 and 2008

NOTE 5 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership Agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). As of March 31, 2012, 2011, 2010 and 2009, $10,000, $148,942, $243,788 and $315,059, respectively, remain payable to the Local Limited Partnerships.

NOTE 6 – ADVANCES TO LOCAL LIMITED PARTNERSHIPS

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues. As of March 31, 2012, 2011, 2010, 2009 and 2008 the Partnership in total had advanced $186,595, $0, $0, $0 and $0, respectively to two Local Limited Partnerships, Deer Creek Limited Partnership and Roscommon Limited Partnership. These advances were used to pay for the property taxes, mortgage payments and operational expenses. Of the total amount advanced, 36,395 was written off due to uncollectibility. As of March 31, 2012, $75,000 has been repaid and the remaining $75,000 was received subsequent thereto.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent to March 31, 2012, on August 31, 2012, the Partnership sold its Local Limited Partnership Interest in Lantana Northridge Apartments, LTD (“Lantana Northridge”) to an unrelated third party. The buyer offered $245,633 to purchase the Local Limited Partnership Interest. Lantana Northridge was appraised for $410,000 and had a mortgage note balance of $814,210 as of December 31, 2011. The Limited Partnership Interest was originally acquired for $512,217 and the Partnership had paid $384,163 of its capital contributions leaving a balance owing of $128,054. It was realized that the $128,054 was never going to be paid due to the fact that Low Income Housing Tax Credits were never delivered to the Partnership. Therefore the outstanding capital contribution of $128,054 was written off and the investment balance for Lantana Northridge was written down by the same amount. At the time of the disposition the Partnership’s investment balance is zero; therefore a gain of $245,463 will be recorded during the respective period. The funds will be placed into the Partnership’s reserves and will either be used to make additional investments in Local Limited Partnerships, pay future operating expenses, pay accrued and future operating expenses or returned to investors based on future economic decisions. Due to the untimely completion of the rehabilitation work on the housing complex, all tax credits for Lantana Northridge have been forfeited and cannot be claimed.

Subsequent to March 31, 2012, on August 31, 2012, the Partnership sold its Local Limited Partnership Interest in Lantana Southridge Apartments, LTD (“Lantana Southridge”) to an unrelated third party. The buyer offered $245,633 to purchase the Local Limited Partnership Interest. Lantana Southridge was appraised for $360,000 and had a mortgage note balance of $747,432 as of December 31, 2011. The Limited Partnership Interest was originally acquired for $400,166 and the Partnership had paid $300,125 of its capital contributions leaving a balance owing of $100,041. It was realized that the $100,041 was never going to be paid due to the fact that Low Income Housing Tax Credits were never delivered to the Partnership. Therefore the outstanding capital contribution of $100,041 was written off and the investment valance for Lantana Southridge was written down by the same amount. At the time of the disposition the Partnership’s investment balance is zero; therefore a gain of $245,463 will be recorded during the respective period. The funds will be placed into the Partnership’s reserves and will either be used to make additional investments in Local Limited Partnerships, pay future operating expenses, pay accrued and future operating expenses or returned to investors based on future economic decisions. Due to the untimely completion of the rehabilitation work on the housing complex, all tax credits for Lantana Southridge have been forfeited and cannot be claimed.

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

(b)	Management’s annual report on internal control over financial reporting

The management of Associates is responsible for establishing and maintaining for the Partnership adequate internal control over financial reporting as that term is defined in Securities Exchange Act of 1934 Rules 13a-15(f) and 15d-15(f), and for performing an assessment of the effectiveness of internal control over financial reporting as of March 31, 2012, 2011 and 2010. The internal control process of Associates, as it is applicable to the Partnership, was designed to provide reasonable assurance to Associates regarding the preparation and fair presentation of published financial statements, and includes those policies and procedures that:

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

Management of Associates assessed the effectiveness of its internal control over financial reporting, as it is applicable to the Partnership, as of the end of the Partnership’s most recent fiscal year. In making this assessment, it used the criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on its assessment, management of Associates concluded that, for the reasons set forth above under “Disclosure controls and procedures,” the internal control over financial reporting, as it is applicable to the Partnership, was not effective as of March 31, 2012, 2011 and 2010.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the years ended March 31, 2012, 2011 and 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

For services rendered by the General Partner or an affiliate of the General Partner in connection with the administration of the affairs of the Partnership, the General Partner or any such affiliate may receive an annual asset management fee not to exceed 0.5% of the Partnership’s invested assets in the Local Limited Partnerships, including the Partnership’s allocable share of the mortgages. The asset management fee is payable with respect to the previous calendar quarter on the first day of each calendar quarter during the year. Accrued but unpaid asset management fees for any year are deferred without interest and are payable in subsequent years from any funds available to the Partnership after payment of all other costs and expenses of the Partnership, including any capital reserves then determined by the General Partner to no longer be necessary to be retained by the Partnership, or from the proceeds of a sale or refinancing of Partnership assets. Asset management fees of $166,360, $166,360, $166,360, $167,059 and $167,456 were incurred during the years ended March 31, 2012, 2011, 2010, 2009 and 2008, respectively, of which $25,000, $25,000, $4,000, $28,500 and $15,000 were paid during the years ended March 31, 2012, 2011, 2010, 2009 and 2008, respectively.

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

The Agreement provides that no such reimbursement shall be permitted for services for which a General Partner or any of its Affiliates is entitled to compensation by way of a separate fee. Furthermore, no such reimbursement is to be made for (a) rent or depreciation, utilities, capital equipment or other such administrative items, and (b) salaries, fringe benefits, travel expenses and other administrative items incurred or allocated to any "controlling person" of a General Partner or any Affiliate of a General Partner. For the purposes of Section 5.3.4, "controlling person" includes, but is not limited to, any person, however titled, who performs functions for a General Partner or any Affiliate of a General Partner similar to those of: (1) chairman or member of the board of directors; (2) executive management, such as president, vice president or senior vice president, corporate secretary or treasurer; (3) senior management, such as the vice president of an operating division who reports directly to executive management; or (4) those holding 5% or more equity interest in such General Partner or any such Affiliate of a General Partner or a person having the power to direct or cause the direction of such General Partner or any such Affiliate of a General Partner, whether through the ownership of voting securities, by contract or otherwise.

The unpaid operating expenses reimbursable to the General Partner or its affiliates were $77,453, $16,867, $10,766, $447 and $6,422, as of March 31, 2012, 2011, 2010, 2009 and 2008, respectively. The Partnership reimbursed the General Partner or its affiliates for operating expenses of $166,445, $39,041, $4,484, $10,439 and $28,292 during the years ended March 31, 2012, 2011, 2010, 2009 and 2008, respectively.

(c)	Interest in Partnership

The General Partner receives 0.1% of the Partnership’s allocated Low Income Housing Tax Credits, which approximated, $1,496, $1,496, $1,374, $1,374 and $1,372 for the years ended December 31, 2011, 2010, 2009, 2008 and 2007, respectively. The General Partner is also entitled to receive 0.1% of the Partnership’s operating income or losses, gain or loss from the sale of property and operating cash distributions. There were no distributions of operating cash to the General Partner during the years ended March 31, 2012, 2011, 2010, 2009 and 2008. The General Partner has an interest in sale or refinancing proceeds as follows: after the Limited Partners have received a return of their capital, General Partner may receive an amount equal to its capital contribution, less any prior distribution of such proceeds, then the General Partner may receive 10% and the Limited Partners 90% of any remaining proceeds. There were no such distributions of cash to the General Partner during the years ended March 31, 2012, 2011, 2010, 2009 and 2008.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence

(a)	The General Partner manages all of the Partnership’s affairs. The transactions with the General Partner are primarily in the form of fees paid by the Partnership for services rendered to the Partnership, reimbursement of expenses, and the General Partner’s interests in the Partnership, as discussed in Item 11 and in the notes to the Partnership’s financial statements.

(b)	The Partnership has no directors.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid to the Partnership’s principal independent registered public accounting firm for the years ended March 31:

	2012	2011	2010	2009	2008
Audit Fees	$62,549	$-	$-	$-	$9,765
Audit-related Fees	-	-	-	-	-
Tax Fees	3,035	3,035	5,790	-	-
All Other Fees	-	-	-	-	-
TOTAL	$65,584	$3,035	$5,790	$-	$9,765

The Partnership has no Audit Committee. All audit services and any permitted non-audit services performed by the Partnership’s independent auditors are preapproved by the General Partner.

PART IV.

Item 15. Exhibits and Financial Statement Schedules

(a)(1)	List of financial statements included in Part II hereof

Reports of Independent Registered Public Accounting Firms

Balance Sheets, March 31, 2012, 2011, 2010 and 2009

Statements of Operations for the years ended March 31, 2012, 2011, 2010, 2009 and 2008

Statements of Partners’ Equity (Deficit) for the years ended March 31, 2012, 2011, 2010, 2009 and 2008

Statements of Cash Flows for the years ended March 31, 2012, 2011, 2010, 2009 and 2008

Notes to Financial Statements

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

101.	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Balance Sheets at March 31, 2012, 2011, 2010 and 2009, (ii) the Statements of Operations for the years ended March 31, 2012, 2011, 2010, 2009 and 2008 , (iii) the Statements of Partners’ Equity (Deficit) for the years ended March 31, 2012, 2011, 2010, 2009 and 2008, (iv) the Statements of Cash Flows for the years ended March 31, 2012, 2011, 2010, 2009 and 2008, and (v) the Notes to Financial Statements

99.1	Financial Statements of Memphis 150, L.P., for the years ended December 31, 2007 and 2011, together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership. (filed herewith)

99.2	Financial Statements of Deer Creek Sturgis Limited Dividend Housing Association, L.P., for the year ended December 31, 2007, together with Independent Auditors’ Report thereon; a significant subsidiary of the Partnership. (filed herewith)

WNC Housing Tax Credit Fund VI, L.P., Series 11

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

		As of March 31, 2012		Initial Cost to Partnership			As of December 31, 2011
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Completion of Construction	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Alpine Mountainview, Ltd	Alpine, Texas	$518,000	$518,000	$29,000	$1,498,000	$486,000	$1,418,000	$29,000	$1,984,000	$285,000	$1,728,000

Cottonwood Townhomes, L.P.	Forest City, Arkansas	907,000	907,000	81,000	3,275,000	139,000	2,096,000	81,000	3,414,000	942,000	2,553,000

Deer Creek Sturgis Limited Dividend Housing Association L.P.	Sturgis, Michigan	721,000	721,000	100,000	3,002,000	10,000	2,501,000	100,000	3,012,000	827,000	2,285,000

FDI-Bayou Bend 2003, Ltd.	Waller, Texas	867,000	867,000	53,000	2,344,000	72,000	1,550,000	53,000	2,416,000	460,000	2,009,000

FDI-Cedar Creek 2003, Ltd.	Sealy, Texas	858,000	858,000	37,000	2,398,000	112,000	1,491,000	37,000	2,510,000	481,000	2,066,000

FDI-Willow Chase 2003, Ltd.	Hempstead, Texas	878,000	878,000	34,000	2,361,000	66,000	1,536,000	34,000	2,427,000	462,000	1,999,000

Fort Stockton Oasis, Ltd.	Fort Stockton, Texas	432,000	432,000	20,000	1,200,000	472,000	1,108,000	20,000	1,672,000	232,000	1,460,000

Helisa Square Limited Dividend Housing Association Limited Partnership	Detroit, Michigan	1,268,000	1,268,000	173,000	1,779,000	-	442,000	173,000	1,779,000	285,000	1,667,000

Humbolt Village Limited Partnership	Winnemucca, Nevada	147,000	147,000	79,000	4,231,000	44,000	2,268,000	79,000	4,275,000	959,000	3,395,000

Lantana Northridge Apartments, Ltd.	Beeville, Texas	384,000	384,000	58,000	1,217,000	140,000	814,000	58,000	1,357,000	204,000	1,211,000

Lantana Southridge Apartments, Ltd.	Beeville, Texas	300,000	300,000	27,000	1,052,000	127,000	747,000	27,000	1,179,000	182,000	1,024,000

Memphis 150 L.P., 2002	Memphis Tennessee	2,663,000	2,653,000	228,000	5,614,000	74,000	2,581,000	228,000	5,688,000	1,289,000	4,627,000

Ottawa Gracefield L.P.	Ottawa, Illinois	606,000	606,000	64,000	1,407,000	46,000	885,000	64,000	1,453,000	318,000	1,199,000

Roscommon Country Village, Ltd.	Roscommon Michigan	736,000	736,000	56,000	3,412,000	-	2,343,000	56,000	3,412,000	666,000	2,802,000

Staples Square Apartments, L.P.	Staples, Minnesota	258,000	258,000	44,000	1,087,000	-	782,000	44,000	1,087,000	264,000	867,000

		$11,543,000	$11,533,000	$1,083,000	$35,877,000	$1,788,000	$22,562,000	$1,083,000	$37,665,000	$7,856,000	$30,892,000

WNC Housing Tax Credit Fund VI, L.P., Series 11

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2012

	For the Year Ended December 31, 2011
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Estimated Useful Life (Years)

Alpine Mountainview, Ltd	$263,000	$21,000	2005	40

Cottonwood Townhomes, L.P.	265,000	(74,000)	2005	30

Deer Creek Sturgis Limited Dividend Housing Association L.P.	234,000	(79,000)	2004	27.5

FDI-Bayou Bend 2003, Ltd.	274,000	(9,000)	2004	40

FDI-Cedar Creek 2003, Ltd.	240,000	(37,000)	2004	40

FDI-Willow Chase 2003, Ltd.	224,000	(34,000)	2004	40

Fort Stockton Oasis, Ltd.	241,000	(10,000)	2005	30

Helisa Square Limited Dividend Housing Association Limited Partnership	132,000	(44,000)	2004	40

Humbolt Village Limited Partnership	385,000	(8,000)	2004	40

Lantana Northridge Apartments, Ltd.	227,000	(17,000)	2005	40

Lantana Southridge Apartments, Ltd.	160,000	(7,000)	2005	40

Memphis 150 L.P. 2002	567,000	(284,000)	2004	27.5

Ottawa Gracefield L.P.	150,000	(39,000)	2004	40

Roscommon Country Village, Ltd.	229,000	(45,000)	2005	40

Staples Square Apartments, L.P.	68,000	(17,000)	2004	40

	$3,659,000	$(683,000)

WNC Housing Tax Credit Fund VI, L.P., Series 11

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

		As of March 31, 2011		Initial Cost to Partnership			As of December 31, 2010
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Completion of Construction	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Alpine Mountainview, Ltd	Alpine, Texas	$518,000	$518,000	$29,000	$1,498,000	$486,000	$1,464,000	$29,000	$1,984,000	$235,000	$1,778,000

Cottonwood Townhomes, L.P.	Forest City, Arkansas	907,000	907,000	81,000	3,275,000	86,000	2,128,000	81,000	3,361,000	804,000	2,638,000

Deer Creek Sturgis Limited Dividend Housing Association L.P.	Sturgis, Michigan	721,000	628,000	100,000	3,002,000	10,000	2,532,000	100,000	3,012,000	712,000	2,400,000

FDI-Bayou Bend 2003, Ltd.	Waller, Texas	867,000	867,000	53,000	2,344,000	58,000	1,571,000	53,000	2,402,000	395,000	2,060,000

FDI-Cedar Creek 2003, Ltd.	Sealy, Texas	858,000	858,000	37,000	2,398,000	75,000	1,508,000	37,000	2,473,000	411,000	2,099,000

FDI-Willow Chase 2003, Ltd.	Hempstead, Texas	878,000	878,000	34,000	2,361,000	57,000	1,554,000	34,000	2,418,000	396,000	2,056,000

Fort Stockton Oasis, Ltd.	Fort Stockton, Texas	432,000	432,000	20,000	1,200,000	471,000	1,129,000	20,000	1,671,000	190,000	1,501,000

Helisa Square Limited Dividend Housing Association Limited Partnership	Detroit, Michigan	1,268,000	1,268,000	173,000	1,779,000	-	450,000	173,000	1,779,000	241,000	1,711,000

Humbolt Village Limited Partnership	Winnemucca, Nevada	147,000	147,000	79,000	4,231,000	30,000	2,290,000	79,000	4,261,000	855,000	3,485,000

Lantana Northridge Apartments, Ltd.	Beeville, Texas	384,000	384,000	58,000	1,217,000	1,000	847,000	58,000	1,218,000	166,000	1,110,000

Lantana Southridge Apartments, Ltd.	Beeville, Texas	300,000	300,000	27,000	1,052,000	1,000	764,000	27,000	1,053,000	149,000	931,000

Memphis 150 L.P., 2002	Memphis Tennessee	2,663,000	2,653,000	228,000	5,614,000	74,000	2,616,000	228,000	5,688,000	1,082,000	4,834,000

Ottawa Gracefield L.P.	Ottawa, Illinois	606,000	606,000	64,000	1,407,000	38,000	895,000	64,000	1,445,000	279,000	1,230,000

Roscommon Country Village, Ltd.	Roscommon Michigan	736,000	690,000	56,000	3,412,000	-	2,359,000	56,000	3,412,000	555,000	2,913,000

Staples Square Apartments, L.P.	Staples, Minnesota	258,000	258,000	44,000	1,087,000	-	788,000	44,000	1,087,000	235,000	896,000

		$11,543,000	$11,394,000	$1,083,000	$35,877,000	$1,387,000	$22,895,000	$1,083,000	$37,264,000	$6,705,000	$31,642,000

WNC Housing Tax Credit Fund VI, L.P., Series 11

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2011

	For the Year Ended December 31, 2010
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Estimated Useful Life (Years)

Alpine Mountainview, Ltd	$258,000	$14,000	2005	40

Cottonwood Townhomes, L.P.	261,000	(63,000)	2005	30

Deer Creek Sturgis Limited Dividend Housing Association L.P.	162,000	(195,000)	2004	27.5

FDI-Bayou Bend 2003, Ltd.	276,000	4,000	2004	40

FDI-Cedar Creek 2003, Ltd.	244,000	(19,000)	2004	40

FDI-Willow Chase 2003, Ltd.	234,000	(24,000)	2004	40

Fort Stockton Oasis, Ltd.	251,000	(13,000)	2005	30

Helisa Square Limited Dividend Housing Association Limited Partnership	105,000	(66,000)	2004	40

Humbolt Village Limited Partnership	368,000	(25,000)	2004	40

Lantana Northridge Apartments, Ltd.	225,000	(29,000)	2005	40

Lantana Southridge Apartments, Ltd.	154,000	(42,000)	2005	40

Memphis 150 L.P. 2002	576,000	(134,000)	2004	27.5

Ottawa Gracefield L.P.	155,000	(23,000)	2004	40

Roscommon Country Village, Ltd.	173,000	(173,000)	2005	40

Staples Square Apartments, L.P.	65,000	(16,000)	2004	40

	$3,507,000	$(804,000)

WNC Housing Tax Credit Fund VI, L.P., Series 11

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2010

		As of March 31, 2010		Initial Cost to Partnership			As of December 31, 2009
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Completion of Construction	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Alpine Mountainview, Ltd	Alpine, Texas	$518,000	$466,000	$29,000	$1,498,000	$486,000	$1,488,000	$29,000	$1,984,000	$185,000	$1,828,000

Cottonwood Townhomes, L.P.	Forest City, Arkansas	907,000	907,000	81,000	3,275,000	43,000	2,158,000	81,000	3,318,000	670,000	2,729,000

Deer Creek Sturgis Limited Dividend Housing Association L.P.	Sturgis, Michigan	721,000	628,000	100,000	3,002,000	8,000	2,532,000	100,000	3,010,000	587,000	2,523,000

FDI-Bayou Bend 2003, Ltd.	Waller, Texas	867,000	867,000	53,000	2,344,000	52,000	1,601,000	53,000	2,396,000	330,000	2,119,000

FDI-Cedar Creek 2003, Ltd.	Sealy, Texas	858,000	858,000	37,000	2,398,000	65,000	1,524,000	37,000	2,463,000	344,000	2,156,000

FDI-Willow Chase 2003, Ltd.	Hempstead, Texas	878,000	878,000	34,000	2,361,000	55,000	1,571,000	34,000	2,416,000	331,000	2,119,000

Fort Stockton Oasis, Ltd.	Fort Stockton, Texas	432,000	389,000	20,000	1,200,000	471,000	1,245,000	20,000	1,671,000	148,000	1,543,000

Helisa Square Limited Dividend Housing Association Limited Partnership	Detroit, Michigan	1,268,000	1,268,000	173,000	1,779,000	-	456,000	173,000	1,779,000	196,000	1,756,000

Humbolt Village Limited Partnership	Winnemucca, Nevada	147,000	147,000	79,000	4,231,000	29,000	2,311,000	79,000	4,260,000	748,000	3,591,000

Lantana Northridge Apartments, Ltd.	Beeville, Texas	384,000	384,000	58,000	1,217,000	1,000	847,000	58,000	1,218,000	137,000	1,139,000

Lantana Southridge Apartments, Ltd.	Beeville, Texas	300,000	300,000	27,000	1,052,000	1,000	764,000	27,000	1,053,000	123,000	957,000

Memphis 150 L.P. 2002	Memphis Tennessee	2,663,000	2,653,000	228,000	5,614,000	27,000	2,649,000	228,000	5,641,000	904,000	4,965,000

Ottawa Gracefield L.P.	Ottawa, Illinois	606,000	606,000	64,000	1,407,000	34,000	904,000	64,000	1,441,000	236,000	1,269,000

Roscommon Country Village, Ltd.	Roscommon, Michigan	736,000	690,000	56,000	3,412,000	-	2,359,000	56,000	3,412,000	444,000	3,024,000

Staples Square Apartments, L.P.	Staples, Minnesota	258,000	258,000	44,000	1,087,000	-	794,000	44,000	1,087,000	206,000	925,000

		$11,543,000	$11,299,000	$1,083,000	$35,877,000	$1,272,000	$23,203,000	$1,083,000	$37,149,000	$5,589,000	$32,643,000

WNC Housing Tax Credit Fund VI, L.P., Series 11

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2010

	For the Year Ended December 31, 2009
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Estimated Useful Life (Years)

Alpine Mountainview, Ltd	$225,000	$(12,000)	2005	40

Cottonwood Townhomes, L.P.	267,000	(54,000)	2005	30

Deer Creek Sturgis Limited Dividend Housing Association L.P.	154,000	(215,000)	2004	27.5

FDI-Bayou Bend 2003, Ltd.	228,000	(79,000)	2004	40

FDI-Cedar Creek 2003, Ltd.	221,000	(48,000)	2004	40

FDI-Willow Chase 2003, Ltd.	238,000	(19,000)	2004	40

Fort Stockton Oasis, Ltd.	215,000	(37,000)	2005	30

Helisa Square Limited Dividend Housing Association Limited Partnership	100,000	(55,000)	2004	40

Humbolt Village Limited Partnership	349,000	(81,000)	2004	40

Lantana Northridge Apartments, Ltd.	227,000	(27,000)	2005	40

Lantana Southridge Apartments, Ltd.	151,000	(22,000)	2005	40

Memphis 150 L.P. 2002	602,000	(138,000)	2004	27.5

Ottawa Gracefield L.P.	156,000	(36,000)	2004	40

Roscommon Country Village, Ltd.	181,000	(141,000)	2005	40

Staples Square Apartments, L.P.	57,000	(22,000)	2004	40

	$3,371,000	$(985,000)

WNC Housing Tax Credit Fund VI, L.P., Series 11

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2009

		As of March 31, 2009		Initial Cost to Partnership			As of December 31, 2008
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Completion of Construction	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Alpine Mountainview, Ltd	Alpine, Texas	$518,000	$427,000	$29,000	$1,498,000	$398,000	$1,053,000	$29,000	$1,896,000	$173,000	$1,752,000

Cottonwood Townhomes, L.P.	Forest City, Arkansas	907,000	907,000	81,000	3,275,000	16,000	2,186,000	81,000	3,291,000	538,000	2,834,000

Deer Creek Sturgis Limited Dividend Housing Association L.P.	Sturgis, Michigan	721,000	628,000	100,000	3,002,000	8,000	2,558,000	100,000	3,010,000	462,000	2,648,000

FDI-Bayou Bend 2003, Ltd.	Waller, Texas	867,000	867,000	53,000	2,344,000	38,000	1,610,000	53,000	2,382,000	267,000	2,168,000

FDI-Cedar Creek 2003, Ltd.	Sealy, Texas	858,000	858,000	37,000	2,398,000	61,000	1,539,000	37,000	2,459,000	277,000	2,219,000

FDI-Willow Chase 2003, Ltd.	Hempstead, Texas	878,000	878,000	34,000	2,361,000	41,000	1,586,000	34,000	2,402,000	266,000	2,170,000

Fort Stockton Oasis, Ltd.	Fort Stockton, Texas	432,000	356,000	20,000	1,200,000	377,000	936,000	20,000	1,577,000	106,000	1,491,000

Helisa Square Limited Dividend Housing Association Limited Partnership	Detroit, Michigan	1,268,000	1,268,000	173,000	1,779,000	-	462,000	173,000	1,779,000	152,000	1,800,000

Humbolt Village Limited Partnership	Winnemucca, Nevada	147,000	147,000	79,000	4,231,000	23,000	2,332,000	79,000	4,254,000	610,000	3,723,000

Lantana Northridge Apartments, Ltd.	Beeville, Texas	384,000	384,000	58,000	1,217,000	1,000	861,000	58,000	1,218,000	108,000	1,168,000

Lantana Southridge Apartments, Ltd.	Beeville, Texas	300,000	300,000	27,000	1,052,000	1,000	771,000	27,000	1,053,000	97,000	983,000

Memphis 150 L.P., 2002	Memphis, Tennessee	2,663,000	2,653,000	228,000	5,614,000	-	2,680,000	228,000	5,614,000	672,000	5,170,000

Ottawa Gracefield L.P.	Ottawa, Illinois	606,000	606,000	64,000	1,407,000	24,000	913,000	64,000	1,431,000	192,000	1,303,000

Roscommon Country Village, Ltd.	Roscommon, Michigan	736,000	690,000	56,000	3,412,000	-	2,382,000	56,000	3,412,000	333,000	3,135,000

Staples Square Apartments, L.P.	Staples, Minnesota	258,000	258,000	44,000	1,087,000	-	799,000	44,000	1,087,000	175,000	956,000

		$11,543,000	$11,227,000	$1,083,000	$35,877,000	$988,000	$22,668,000	$1,083,000	$36,865,000	$4,428,000	$33,520,000

WNC Housing Tax Credit Fund VI, L.P., Series 11

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2009

	For the Year Ended December 31, 2008
Local Limited Partnership Name	Rental Income	Net Income (Loss)	Year Investment Acquired	Estimated Useful Life (Years)

Alpine Mountainview, Ltd	$217,000	$3,000	2005	40

Cottonwood Townhomes, L.P.	243,000	(70,000)	2005	30

Deer Creek Sturgis Limited Dividend Housing Association L.P.	215,000	(113,000)	2004	27.5

FDI-Bayou Bend 2003, Ltd.	203,000	(52,000)	2004	40

FDI-Cedar Creek 2003, Ltd.	219,000	(40,000)	2004	40

FDI-Willow Chase 2003, Ltd.	232,000	(42,000)	2004	40

Fort Stockton Oasis, Ltd.	212,000	(10,000)	2005	30

Helisa Square Limited Dividend Housing Association Limited Partnership	111,000	(25,000)	2004	40

Humbolt Village Limited Partnership	362,000	(67,000)	2004	40

Lantana Northridge Apartments, Ltd.	219,000	8,000	2005	40

Lantana Southridge Apartments, Ltd.	150,000	(1,000)	2005	40

Memphis 150 L.P. 2002	594,000	(204,000)	2004	27.5

Ottawa Gracefield L.P.	152,000	(28,000)	2004	40

Roscommon Country Village, Ltd.	224,000	(104,000)	2005	40

Staples Square Apartments, L.P.	59,000	(23,000)	2004	40

	$3,412,000	$(748,000)

WNC Housing Tax Credit Fund VI, L.P., Series 11

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2008

		As of March 31, 2008		Initial Cost to Partnership			As of December 31, 2007
Local Limited Partnership Name	Location	Total Investment in Local Limited Partnership	Amount of Investment Paid to Date	Land	Building & Improvements	Cost Capitalized Subsequent to Completion of Construction	Mortgage Balances of Local Limited Partnerships	Land	Building & Equipment	Accumulated Depreciation	Net Book Value

Alpine Mountainview, Ltd	Alpine, Texas	$518,000	$389,000	$29,000	$1,498,000	$1,000	$1,133,000	$29,000	$1,499,000	$127,000	$1,401,000

Cottonwood Townhomes, L.P.	Forest City, Arkansas	907,000	907,000	81,000	3,275,000	9,000	2,186,000	81,000	3,284,000	410,000	2,955,000

Deer Creek Sturgis Limited Dividend Housing Association L.P.	Sturgis, Michigan	786,000	628,000	100,000	3,002,000	8,000	2,621,000	100,000	3,010,000	337,000	2,773,000

FDI-Bayou Bend 2003, Ltd.	Waller, Texas	867,000	867,000	53,000	2,344,000	29,000	1,627,000	53,000	2,373,000	205,000	2,221,000

FDI-Cedar Creek 2003, Ltd.	Sealy, Texas	858,000	858,000	37,000	2,398,000	46,000	1,553,000	37,000	2,444,000	211,000	2,270,000

FDI-Willow Chase 2003, Ltd.	Hempstead, Texas	878,000	878,000	34,000	2,361,000	22,000	1,600,000	34,000	2,383,000	203,000	2,214,000

Fort Stockton Oasis, Ltd.	Fort Stockton, Texas	432,000	324,000	20,000	1,200,000	-	948,000	20,000	1,200,000	97,000	1,123,000

Helisa Square Limited Dividend Housing Association Limited Partnership	Detroit, Michigan	1,268,000	1,268,000	173,000	1,779,000	-	468,000	173,000	1,779,000	107,000	1,845,000

Humbolt Village Limited Partnership	Winnemucca, Nevada	147,000	147,000	79,000	4,231,000	1,000	2,353,000	79,000	4,232,000	466,000	3,845,000

Lantana Northridge Apartments, Ltd.	Beeville, Texas	384,000	384,000	58,000	1,217,000	-	875,000	58,000	1,217,000	114,000	1,161,000

Lantana Southridge Apartments, Ltd.	Beeville, Texas	300,000	300,000	27,000	1,052,000	1,000	777,000	27,000	1,053,000	105,000	975,000

Memphis 150 L.P., 2002	Memphis, Tennessee	2,708,000	2,437,000	228,000	5,614,000	-	2,450,000	228,000	5,614,000	468,000	5,374,000

Ottawa Gracefield L.P.	Ottawa, Illinois	606,000	606,000	64,000	1,407,000	20,000	921,000	64,000	1,427,000	147,000	1,344,000

Roscommon Country Village, Ltd.	Roscommon, Michigan	841,000	690,000	56,000	3,412,000	-	2,402,000	56,000	3,412,000	222,000	3,246,000

Staples Square Apartments, L.P.	Staples, Minnesota	261,000	248,000	44,000	1,087,000	-	813,000	44,000	1,087,000	140,000	991,000

		$11,761,000	$10,931,000	$1,083,000	$35,877,000	$137,000	$22,727,000	$1,083,000	$36,014,000	$3,359,000	$33,738,000

WNC Housing Tax Credit Fund VI, L.P., Series 11

Schedule III

Real Estate Owned by Local Limited Partnerships

March 31, 2008

	For the Year Ended December 31, 2007
Local Limited Partnership Name	Rental Income	Net Loss	Year Investment Acquired	Estimated Useful Life (Years)

Alpine Mountainview, Ltd	$212,000	$(7,000)	2005	40

Cottonwood Townhomes, L.P.	253,000	(56,000)	2005	30

Deer Creek Sturgis Limited Dividend Housing Association L.P.	146,000	(224,000)	2004	27.5

FDI-Bayou Bend 2003, Ltd.	235,000	(16,000)	2004	40

FDI-Cedar Creek 2003, Ltd.	234,000	(30,000)	2004	40

FDI-Willow Chase 2003, Ltd.	245,000	(21,000)	2004	40

Fort Stockton Oasis, Ltd.	212,000	(4,000)	2005	30

Helisa Square Limited Dividend Housing Association Limited Partnership	82,000	(77,000)	2004	40

Humbolt Village Limited Partnership	360,000	(53,000)	2004	40

Lantana Northridge Apartments, Ltd.	199,000	(7,000)	2005	40

Lantana Southridge Apartments, Ltd.	131,000	(25,000)	2005	40

Memphis 150 L.P. 2002	563,000	(229,000)	2004	27.5

Ottawa Gracefield L.P.	155,000	(27,000)	2004	40

Roscommon Country Village, Ltd.	202,000	(117,000)	2005	40

Staples Square Apartments, L.P.	63,000	(20,000)	2004	40

	$3,292,000	$(913,000)

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

