Form 10-Q
period 2010-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 11
filed 2014-11-07
CIK 1253328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

For the quarterly period ended September 30, 2010

For the quarterly period ended December 31, 2010

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the quarterly period ended June 30, 2010

For the quarterly period ended September 30, 2010

For the quarterly period ended December 31, 2010

2

Part I. Financial Information

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(Unaudited)

	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2010
ASSETS
Cash and cash equivalents	$1,362,765	$1,270,664	$1,271,264	$1,393,194
Investments in Local Limited Partnerships, net	6,662,364	6,493,618	6,325,875	7,315,317
Due from affiliates	207	207	207	207

Total Assets	$8,025,336	$7,764,489	$7,597,346	$8,708,718

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$243,788	$148,942	$148,942	$243,788
Accrued fees and expenses due to General Partner and affiliates (Note 3)	756,617	805,942	862,493	749,334

Total Liabilities	1,000,405	954,884	1,011,435	993,122

Partners’ Equity (Deficit):
General Partner	(6,883)	(7,098)	(7,322)	(6,192)
Limited Partners (25,000 Partnership Units authorized; 16,046 Partnership Units issued and outstanding)	7,031,814	6,816,703	6,593,233	7,721,788

Total Partners’ Equity (Deficit)	7,024,931	6,809,605	6,585,911	7,715,596

Total Liabilities and Partners’ Equity (Deficit)	$8,025,336	$7,764,489	$7,597,346	$8,708,718

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2010 and 2009

(Unaudited)

	2010	2009
	Three Months	Three Months

Reporting fees	$6,684	$1,151

Total operating income	6,684	1,151

Operating expenses and loss:
Amortization (Note 2)	12,035	12,035
Asset management fees (Note 3)	41,590	41,590
Asset management expenses	2,364	419
Accounting and legal fees	16	2,500
Impairment loss (Note 2)	484,027	391,017
Other	1,049	1,140

Total operating expenses and loss	541,081	448,701

Loss from operations	(534,397)	(447,550)

Equity in losses of Local Limited Partnerships (Note 2)	(156,891)	(199,888)

Interest income	623	524

Net loss	$(690,665)	$(646,914)

Net loss allocated to:
General Partner	$(691)	$(647)

Limited Partners	$(689,974)	$(646,267)

Net loss per Partnership Unit	$(43)	$(40)

Outstanding weighted Partnership Units	16,046	16,046

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended September 30, 2010 and 2009

(Unaudited)

	2010		2009
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$2,300	$8,984	$-	$1,151

Total operating income	2,300	8,984	-	1,151

Operating expenses and loss:
Amortization (Note 2)	12,035	24,070	12,035	24,070
Asset management fees (Note 3)	41,590	83,180	41,590	83,180
Asset management expenses	2,621	4,985	392	811
Accounting and legal fees	5,010	5,026	3,095	5,595
Impairment loss (Note 2)	-	484,027	-	391,017
Other	105	1,154	266	1,406

Total operating expenses and loss	61,361	602,442	57,378	506,079

Loss from operations	(59,061)	(593,458)	(57,378)	(504,928)

Equity in losses of Local Limited Partnerships (Note 2)	(156,891)	(313,782)	(161,733)	(361,621)

Interest income	626	1,249	536	1,060

Net loss	$(215,326)	$(905,991)	$(218,575)	$(865,489)

Net loss allocated to:
General Partner	$(215)	$(906)	$(219)	$(865)

Limited Partners	$(215,111)	$(905,085)	$(218,356)	$(864,624)

Net loss per Partnership Unit	$(13)	$(56)	$(14)	$(54)

Outstanding weighted Partnership Units	16,046	16,046	16,046	16,046

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended December 31, 2010 and 2009

(Unaudited)

	2010		2009
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$-	$8,984	$-	$1,151

Total operating income	-	8,984	-	1,151

Operating expenses and loss:
Amortization (Note 2)	12,035	36,105	12,035	36,105
Asset management fees (Note 3)	41,590	124,770	41,590	124,770
Asset management expenses	1,133	6,118	1,715	2,526
Accounting and legal fees	13,146	18,172	-	5,595
Impairment loss (Note 2)	-	484,027	-	391,017
Other	682	1,836	924	2,330

Total operating expenses and loss	68,586	671,028	56,264	562,343

Loss from operations	(68,586)	(662,044)	(56,264)	(561,192)

Equity in losses of Local Limited Partnerships (Note 2)	(155,708)	(469,490)	(161,733)	(523,354)

Interest income	600	1,849	433	1,493

Net loss	$(223,694)	$(1,129,685)	$(217,564)	$(1,083,053)

Net loss allocated to:
General Partner	$(224)	$(1,130)	$(218)	$(1,083)

Limited Partners	$(223,470)	$(1,128,555)	$(217,346)	$(1,081,970)

Net loss per Partnership Unit	$(14)	$(70)	$(14)	$(67)

Outstanding weighted Partnership Units	16,046	16,046	16,046	16,046

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2010, Six Months Ended September 30, 2010

and Nine Months Ended December 31, 2010

(Unaudited)

For the Three Months Ended June 30, 2010

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2010	$(6,192)	$7,721,788	$7,715,596

Net loss	(691)	(689,974)	(690,665)

Partners’ equity (deficit) at June 30, 2010	$(6,883)	$7,031,814	$7,024,931

For the Six Months Ended September 30, 2010

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2010	$(6,192)	$7,721,788	$7,715,596

Net loss	(906)	(905,085)	(905,991)

Partners’ equity (deficit) at September 30, 2010	$(7,098)	$6,816,703	$6,809,605

For the Nine Months Ended December 31, 2010

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2010	$(6,192)	$7,721,788	$7,715,596

Net loss	(1,130)	(1,128,555)	(1,129,685)

Partners’ equity (deficit) at December 31, 2010	$(7,322)	$6,593,233	$6,585,911

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2010 and 2009

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(690,665)	$(646,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	12,035	12,035
Equity in losses of Local Limited Partnerships	156,891	199,888
Impairment loss	484,027	391,017
Increase in accrued fees and expenses due to General Partner and affiliates	7,283	41,627

Net cash used in operating activities	(30,429)	(2,347)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	-	(20,249)

Net cash used in investing activities	-	(20,249)

Net decrease in cash and cash equivalents	(30,429)	(22,596)

Cash and cash equivalents, beginning of period	1,393,194	1,470,270

Cash and cash equivalents, end of period	$1,362,765	$1,447,674

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

For the Six Months Ended September 30, 2010 and 2009

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(905,991)	$(865,489)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	24,070	24,070
Equity in losses of Local Limited Partnerships	313,782	361,621
Impairment loss	484,027	391,017
Increase in accrued fees and expenses due to General Partner and affiliates	56,608	82,220

Net cash used in operating activities	(27,504)	(6,561)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(95,026)	(71,271)

Net cash used in investing activities	(95,026)	(71,271)

Net decrease in cash and cash equivalents	(122,530)	(77,832)

Cash and cash equivalents, beginning of period	1,393,194	1,470,270

Cash and cash equivalents, end of period	$1,270,664	$1,392,438

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:

The Partnership increased its investment in Local Limited Partnerships and payables to Local Limited Partnerships for tax credit adjusters.	$180	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS - CONTINUED

For the Nine Months Ended December 31, 2010 and 2009

(Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(1,129,685)	$(1,083,053)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	36,105	36,105
Equity in losses of Local Limited Partnerships	469,490	523,354
Impairment loss	484,027	391,017
Increase in accrued fees and expenses due to General Partner and affiliates	113,159	126,316

Net cash used in operating activities	(26,904)	(6,261)

Cash flows from investing activities:
Capital contributions paid to Local Limited Partnerships	(95,026)	(71,271)

Net cash used in investing activities	(95,026)	(71,271)

Net decrease in cash and cash equivalents	(121,930)	(77,532)

Cash and cash equivalents, beginning of period	1,393,194	1,470,270

Cash and cash equivalents, end of period	$1,271,264	$1,392,738

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Taxes paid	$-	$-

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:

The Partnership increased its investment in Local Limited Partnerships and payables to Local Limited Partnerships for tax credit adjusters.	$180	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and

December 31, 2010

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2010, six months ended September 30, 2010 and nine months ended December 31, 2010 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2011. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2010.

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

For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and

December 31, 2010

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

For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and

December 31, 2010

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2010.

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

Subsequent to December 31, 2010, on August 31, 2012, the Partnership sold its Local Limited Partnership Interest in Lantana Northridge Apartments, LTD (“Lantana Northridge”) to an unrelated third party.  The buyer offered $245,633 to purchase the Local Limited Partnership Interest. Lantana Northridge was appraised for $410,000 and had a mortgage note balance of $814,210 as of December 31, 2011.  The Limited Partnership Interest was originally acquired for $512,217 and the Partnership had paid $384,163 of its capital contributions leaving a balance owing of $128,054.  It was realized that the $128,054 was never going to be paid due to the fact that Low Income Housing Tax Credits were never delivered to the Partnership.  Therefore the outstanding capital contribution of $128,054 was written off and the investment balance for Lantana Northridge was written down by the same amount.  At the time of the disposition the Partnership’s investment balance is zero; therefore a gain of $245,463 will be recorded during the respective period.   The funds will be placed into the Partnership’s reserves and will either be used to make additional investments in Local Limited Partnerships, pay future operating expenses, pay accrued and future operating expenses or returned to investors based on future economic decisions. Due to the untimely completion of the rehabilitation work on the housing complex, all tax credits for Lantana Northridge have been forfeited and cannot be claimed.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and

December 31, 2010

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Subsequent to December 31, 2010, on August 31, 2012, the Partnership sold its Local Limited Partnership Interest in Lantana Southridge Apartments, LTD (“Lantana Southridge”) to an unrelated third party.  The buyer offered $245,633 to purchase the Local Limited Partnership Interest. Lantana Southridge was appraised for $360,000 and had a mortgage note balance of $747,432 as of December 31, 2011.  The Limited Partnership Interest was originally acquired for $400,166 and the Partnership had paid $300,125 of its capital contributions leaving a balance owing of $100,041.  It was realized that the $100,041 was never going to be paid due to the fact that Low Income Housing Tax Credits were never delivered to the Partnership.  Therefore the outstanding capital contribution of $100,041 was written off and the investment valance for Lantana Southridge was written down by the same amount.   At the time of the disposition the Partnership’s investment balance is zero; therefore a gain of $245,463 will be recorded during the respective period.   The funds will be placed into the Partnership’s reserves and will either be used to make additional investments in Local Limited Partnerships, pay future operating expenses, pay accrued and future operating expenses or returned to investors based on future economic decisions. Due to the untimely completion of the rehabilitation work on the housing complex, all tax credits for Lantana Southridge have been forfeited and cannot be claimed.

Method of Accounting for Investments in Local Limited Partnerships

The Partnership accounts for its investments in Local Limited Partnerships using the equity method of accounting, whereby the Partnership adjusts its investment balance for its share of the Local Limited Partnerships’ results of operations and for any contributions made and distributions received. The Partnership reviews the carrying amount of an individual investment in a Local Limited Partnership for possible impairment at least annually or whenever events or changes in circumstances indicate that the carrying amount of such investment may not be recoverable. Recoverability of such investment is measured by the estimated value derived by management, generally consisting of the sum of the remaining future Low Income Housing Tax Credits estimated to be allocable to the Partnership and the estimated residual value to the Partnership. If an investment is considered to be impaired, the Partnership reduces the carrying value of its investment in any such Local Limited Partnership. The accounting policies of the Local Limited Partnerships, generally, are expected to be consistent with those of the Partnership. Costs incurred by the Partnership in acquiring the investments were capitalized as part of the investment and are being amortized over 30 years (see Notes 2 and 3).

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, 2010 and 2009, September 30, 2010 and 2009 and December 31, 2010 and 2009, respectively has been recorded by the Partnership. Management’s estimate for the three, six and nine-month periods is based on actual audited results reported by the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership are not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of net losses not recognized during the period(s) the equity method was suspended (see Note 2).

In accordance with the accounting guidance for the consolidation of variable interest entities, the Partnership determines when it should include the assets, liabilities, and activities of a variable interest entity (VIE) in its financial statements, and when it should disclose information about its relationship with a VIE. The analysis that must be performed to determine which entity should consolidate a VIE focuses on control and economic factors. A VIE is a legal structure used to conduct activities or hold assets, which must be consolidated by a company if it is the primary beneficiary because it has (1) the power to direct the activities of the VIE that most significantly impact the VIE's economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the guidance requires continual reconsideration of the primary beneficiary of a VIE.

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership's interests in these VIEs, as the Partnership is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership's balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership's exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

Distributions received by the Partnership are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2010, September 30, 2010 and December 31, 2010, three investment accounts in Local Limited Partnerships had reached a zero balance.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and

December 31, 2010

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2010, the Partnership had cash equivalents of $1,356,275, $1,263,385, $1,263,985, and $1,386,704, respectively.

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

For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and

December 31, 2010

(Unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for each of the three months ended June 30, 2010 and 2009 was $12,035. For each of the six months ended September 30, 2010 and 2009, amortization expense was $24,070. For each of the nine months ended December 31, 2010 and 2009, amortization expense was $36,105.

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. Impairment loss related to investments in Local Limited Partnerships for the three months ended June 30, 2010 and 2009 was $484,027 and $391,017, respectively, and for the six months ended September 30, 2010 and 2009, impairment loss related to investments in Local Limited Partnerships was $484,027 and $391,017, respectively, and for the nine months ended December 31, 2010 and 2009, impairment loss related to investments in Local Limited Partnerships was $484,027 and $391,017, respectively.

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

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2010, the Partnership had acquired limited partnership interests in 15 Local Limited Partnerships, each of which owns one Housing Complex, consisting of an aggregate of 699 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Limited Partnership Agreements, of the operating profits and losses, taxable income and losses, and tax credits of the Local Limited Partnerships.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and

December 31, 2010

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2010	For the Year Ended March 31, 2010
Investments per balance sheet, beginning of period	$7,315,317	$8,439,561
Impairment loss	(484,027)	(391,017)
Equity in losses of Local Limited Partnerships	(156,891)	(685,087)
Amortization of paid acquisition fees and costs	(12,035)	(48,140)
Investments per balance sheet, end of period	$6,662,364	$7,315,317

	For the Six Months Ended September 30, 2010	For the Year Ended March 31, 2010
Investments per balance sheet, beginning of period	$7,315,317	$8,439,561
Impairment loss	(484,027)	(391,017)
Equity in losses of Local Limited Partnerships	(313,782)	(685,087)
Amortization of paid acquisition fees and costs	(24,070)	(48,140)
Tax credit adjustments	180	-
Investments per balance sheet, end of period	$6,493,618	$7,315,317

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and

December 31, 2010

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Nine Months Ended December 31, 2010	For the Year Ended March 31, 2010
Investments per balance sheet, beginning of period	$7,315,317	$8,439,561
Impairment loss	(484,027)	(391,017)
Equity in losses of Local Limited Partnerships	(469,490)	(685,087)
Amortization of paid acquisition fees and costs	(36,105)	(48,140)
Tax credit adjustments	180	-
Investments per balance sheet, end of period	$6,325,875	$7,315,317

	For the Three Months Ended June 30, 2010	For the Year Ended March 31, 2010
Investments in Local Limited Partnerships, net	$5,491,151	$6,132,069
Acquisition fees and costs, net of accumulated amortization of $272,927 and $260,892	1,171,213	1,183,248
Investments per balance sheet, end of period	$6,662,364	$7,315,317

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and

December 31, 2010

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Six Months Ended September 30, 2010	For the Year Ended March 31, 2010
Investments in Local Limited Partnerships, net	$5,334,440	$6,132,069
Acquisition fees and costs, net of accumulated amortization of $284,962 and $260,892	1,159,178	1,183,248
Investments per balance sheet, end of period	$6,493,618	$7,315,317

	For the Nine Months Ended December 31, 2010	For the Year Ended March 31, 2010
Investments in Local Limited Partnerships, net	$5,178,732	$6,132,069
Acquisition fees and costs, net of accumulated amortization of $296,997 and $260,892	1,147,143	1,183,248
Investments per balance sheet, end of period	$6,325,875	$7,315,317

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and

December 31, 2010

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the three months ended June 30, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2010	2009
Revenues	$900,000	$872,000
Expenses:
Interest expense	189,000	191,000
Depreciation and amortization	290,000	298,000
Operating expenses	651,000	639,000
Total expenses	1,130,000	1,128,000

Net loss	$(230,000)	$(256,000)

Net loss allocable to the Partnership	$(224,000)	$(237,000)

Net loss recorded by the Partnership	$(157,000)	$(200,000)

Selected financial information for the six months ended September 30, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2010	2009
Revenues	$1,799,000	$1,745,000
Expenses:
Interest expense	378,000	382,000
Depreciation and amortization	579,000	595,000
Operating expenses	1,301,000	1,279,000
Total expenses	2,258,000	2,257,000

Net loss	$(459,000)	$(511,000)

Net loss allocable to the Partnership	$(447,000)	$(474,000)

Net loss recorded by the Partnership	$(314,000)	$(362,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and

December 31, 2010

(Unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the nine months ended December 31, 2010 and 2009 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2010	2009
Revenues	$2,698,000	$2,617,000
Expenses:
Interest expense	567,000	573,000
Depreciation and amortization	868,000	893,000
Operating expenses	1,952,000	1,918,000
Total expenses	3,387,000	3,384,000

Net loss	$(689,000)	$(767,000)

Net loss allocable to the Partnership	$(671,000)	$(711,000)

Net loss recorded by the Partnership	$(469,000)	$(523,000)

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

For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and

December 31, 2010

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

For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and

December 31, 2010

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the partnership agreement, the Partnership has paid or is obligated to the General Partner or its affiliates for the following fees:

(a)	Acquisition fees of 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. As of June 30, September 30, December 31 and March 31, 2010, the Partnership incurred cumulative acquisition fees of $1,123,220, respectively, which were included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $212,264, $221,624, $230,984, and $202,904, as of June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2010, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and

December 31, 2010

(Unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(b)	Acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as reimbursement of costs incurred by of the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. As of all periods presented, the Partnership incurred acquisition costs of $320,920. As of June 30, September 30, December 31 and March 31, 2010, $320,920, respectively, were included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $60,663, $63,338, $66,013, and $57,988, as of June 30, 2010, September 30, 2010, December 31, 2010 and March 31, 2010, respectively.

(c)	An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $41,590 were incurred during each of the three months ended June 30, 2010 and 2009. For each of the six months ended September 30, 2010 and 2009, the Partnership incurred asset management fees of $83,180. Asset management fees of $124,770 were incurred during each of the nine months ended December 31, 2010 and 2009. The Partnership paid the General Partner or its affiliates $25,000 and $4,000 of those fees during the three months ended June 30, 2010 and 2009, respectively, $25,000 and $4,000 during the six months ended September 30, 2010 and 2009, respectively, and $25,000 and $4,000 during the nine months ended December 31, 2010 and 2009, respectively.

(d)	A subordinated disposition fee in an amount equal to 1% of the sale price of real estate sold by the Local Limited Partnerships. Payment of this fee is subordinated to the Limited Partners receiving distributions equal to their capital contributions and their return on investment (as defined in the partnership agreement) and is payable only if services are rendered in the sales effort. No such fee was incurred for all periods presented.

(e)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $12,736 and $0 during the three months ended June 30, 2010 and 2009, respectively, $12,736 and $4,484 during the six months ended September 30, 2010 and 2009, respectively, and $12,736 and $4,484 during the nine months ended December 31, 2010 and 2009, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2010

Asset management fee payable	$755,158	$796,748	$838,338	$738,568
Expenses paid by the General Partner or an affiliate on behalf of the Partnership	1,459	9,194	24,155	10,766
Total	$756,617	$805,942	$862,493	$749,334

The General Partner and/or its affiliates do not anticipate that these accrued fees will be paid in full until such time as capital reserves are in excess of future foreseeable working capital requirements of the Partnership.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly Periods Ended June 30, 2010, September 30, 2010 and

December 31, 2010

(Unaudited)

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships amounted to $243,788, $148,942, $148,942, and $243,788, at June 30, September 30, December 31 and March 31, 2010, respectively, represent amounts which are due at various times based on conditions specified in the respective Local Limited Partnership Agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain development and operating benchmarks (generally within two years of the Partnership’s initial investment). The payables to Local Limited Partnerships are subject to adjustment in certain circumstances.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to December 31, 2010, on August 31, 2012, the Partnership sold its Local Limited Partnership Interest in Lantana Northridge Apartments, LTD (“Lantana Northridge”) to an unrelated third party.  The buyer offered $245,633 to purchase the Local Limited Partnership Interest. Lantana Northridge was appraised for $410,000 and had a mortgage note balance of $814,210 as of December 31, 2011.  The Limited Partnership Interest was originally acquired for $512,217 and the Partnership had paid $384,163 of its capital contributions leaving a balance owing of $128,054.  It was realized that the $128,054 was never going to be paid due to the fact that Low Income Housing Tax Credits were never delivered to the Partnership.  Therefore the outstanding capital contribution of $128,054 was written off and the investment balance for Lantana Northridge was written down by the same amount.  At the time of the disposition the Partnership’s investment balance is zero; therefore a gain of $245,463 will be recorded during the respective period.   The funds will be placed into the Partnership’s reserves and will either be used to make additional investments in Local Limited Partnerships, pay future operating expenses, pay accrued and future operating expenses or returned to investors based on future economic decisions. Due to the untimely completion of the rehabilitation work on the housing complex, all tax credits for Lantana Northridge have been forfeited and cannot be claimed.

Subsequent to December 31, 2010, on August 31, 2012, the Partnership sold its Local Limited Partnership Interest in Lantana Southridge Apartments, LTD (“Lantana Southridge”) to an unrelated third party.  The buyer offered $245,633 to purchase the Local Limited Partnership Interest. Lantana Southridge was appraised for $360,000 and had a mortgage note balance of $747,432 as of December 31, 2011.  The Limited Partnership Interest was originally acquired for $400,166 and the Partnership had paid $300,125 of its capital contributions leaving a balance owing of $100,041.  It was realized that the $100,041 was never going to be paid due to the fact that Low Income Housing Tax Credits were never delivered to the Partnership.  Therefore the outstanding capital contribution of $100,041 was written off and the investment valance for Lantana Southridge was written down by the same amount.   At the time of the disposition the Partnership’s investment balance is zero; therefore a gain of $245,463 will be recorded during the respective period.   The funds will be placed into the Partnership’s reserves and will either be used to make additional investments in Local Limited Partnerships, pay future operating expenses, pay accrued and future operating expenses or returned to investors based on future economic decisions. Due to the untimely completion of the rehabilitation work on the housing complex, all tax credits for Lantana Southridge have been forfeited and cannot be claimed.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2010 and 2009, the three and six months ended September 30, 2010 and 2009, and the three and nine months ended December 31, 2010 and 2009, and should be read in conjunction with the condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2010 consisted of $1,363,000 in cash and cash equivalents and aggregate investments in Local Limited Partnerships of $6,662,000. Liabilities at June 30, 2010 consisted of $757,000 of accrued fees and expenses due to General Partner and affiliates and $244,000 in payables to Local Limited Partnerships.

The Partnership’s assets at September 30, 2010 consisted of $1,271,000 in cash and cash equivalents and aggregate investments in Local Limited Partnerships of $6,494,000. Liabilities at September 30, 2010 consisted of $806,000 of accrued fees and expenses due to General Partner and affiliates and $149,000 in payables to Local Limited Partnerships.

The Partnership’s assets at December 31, 2010 consisted of $1,271,000 in cash and cash equivalents and aggregate investments in Local Limited Partnerships of $6,326,000. Liabilities at December 31, 2010 consisted of $862,000 of accrued fees and expenses due to General Partner and affiliates and $149,000 in payables to Local Limited Partnerships.

Results of Operations

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009. The Partnership’s net loss for the three months ended June 30, 2010 was $(691,000), reflecting an increase of $(44,000) from the net loss experienced for the three months ended June 30, 2009 of $(647,000). There was an increase in impairment loss of $(93,000) for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnership. Equity in losses of Local Limited Partnerships decreased by $43,000 for the three months ended June 30, 2010. The equity in losses can vary each period depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. The accounting and legal fees decreased by $2,000 for the three months ended June 30, 2010, compared to the three months ended June 30, 2009 due to the timing of the accounting work performed. Reporting fees increased by $6,000 for the three months ended June 30, 2010 compared to the three months ended June 30, 2009. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. The asset management expenses increased by $(2,000) during the three months ended June 30, 2010 compared to the three months ended June 30, 2009 due to the timing of necessary property inspections.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009. The Partnership’s net loss for the three months ended September 30, 2010 was $(215,000), reflecting a decrease of $4,000 from the net loss experienced for the three months ended September 30, 2009 of $(219,000). Equity in losses of Local Limited Partnerships decreased by $5,000 for the three months ended September 30, 2010. The equity in losses can vary each period depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Reporting fees increased by $2,000 for the three months ended September 30, 2010. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. The accounting and legal fees increased by $(2,000) for the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to the timing of the accounting work performed. The asset management expenses increased by $(2,000) during the three months ended September 30, 2010 compared to the three months ended September 30, 2009 due to the timing necessary property inspections.

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009. The Partnership’s net loss for the six months ended September 30, 2010 was $(906,000), reflecting an increase of $(41,000) from the net loss experienced for the six months ended September 30, 2009 of $(865,000). There was an increase in impairment loss of $(93,000) for the six months ended September 30, 2010 compared to the six months ended September 30, 2009. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnership. Equity in losses of Local Limited Partnerships decreased by $48,000 for the six months ended September 30, 2010. The equity in losses can vary each period depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. The asset management expenses increased by $(4,000) during the six months ended September 30, 2010 due to the timing of necessary property inspections. Reporting fees increased by $8,000 for the six months ended September 30, 2010. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. The accounting and legal fees decreased by $1,000 for the six months ended September 30, 2010 compared to the six months ended September 30, 2009 due to the timing of the accounting work performed

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009. The Partnership’s net loss for the three months ended December 31, 2010 was $(224,000), reflecting an increase of $(6,000) from the net loss experienced for the three months ended December 31, 2009 of $(218,000). Equity in losses of Local Limited Partnerships decreased by $6,000 for the three months ended December 31, 2010. The equity in losses can vary each period depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. The asset management expenses decreased by $1,000 during the three months ended December 31, 2010 due to the timing of necessary property inspections. The accounting and legal fees increased by $(13,000) for the three months ended December 31 ,2010 compared to the three months ended December 31, 2009 due to the timing of the accounting work performed.

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009. The Partnership’s net loss for the nine months ended December 31, 2010 was $(1,130,000), reflecting a increase of $(47,000) from the net loss experienced for the nine months ended December 31, 2009 of $(1,083,000). There was an increase in impairment loss of $(93,000) for the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnership. Equity in losses of Local Limited Partnerships decreased by $54,000 for the nine months ended December 31, 2010. The equity in losses can vary each period depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. The asset management expenses increased by $(4,000) during the nine months ended December 31, 2010 due to the timing of necessary property inspections. Reporting fees increased by $8,000 for the nine months ended December 31, 2010. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flow will allow the payment. The accounting and legal fees increased by $(13,000) for the nine months ended December 31, 2010 compared to the nine months ended December 31, 2009 due to the timing of the accounting work performed.

Capital Resources and Liquidity

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009. The net decrease in cash and cash equivalents during the three months ended June 30, 2010 was $(30,000), compared to a net decrease in cash and cash equivalents for the three months ended June 30, 2009 of $(23,000). The Partnership paid no contributions to the Local Limited Partnerships during the three months ended June 30, 2010 compared to $(20,000) paid during the three months ended June 30, 2009. Certain benchmarks must be met by the Local Limited Partnerships in order for capital contributions to be paid. Additionally, the Partnership paid $(25,000) in asset management fees during the three months ended June 30, 2010 compared to $(4,000) for the three months ended June 30, 2009. In addition, the Partnership reimbursed $(13,000) of operating advances to the General Partner or an affiliate during the three months ended June 30, 2010, compared to $0 during the three months ended June 30, 2009. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate. The Partnership received $6,000 more in reporting fees from Local Limited Partnerships during the three months ended June 30, 2010 as discussed above.

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009. The net decrease in cash and cash equivalents during the six months ended September 30, 2010 was $(123,000) compared to a net decrease in cash and cash equivalents during the six months ended September 30, 2009 of $(78,000). The Partnership paid $(95,000) of contributions to Local Limited Partnerships during the six months ended September 30, 2010 compared to $(71,000) paid during the six months ended September 30, 2009. Certain benchmarks must be met by the Local Limited Partnerships in order for capital contributions to be paid. In addition, the Partnership reimbursed $(13,000) of operating advances to the General Partner or an affiliate during the six months ended September 30, 2010, compared to (4,000) during the six months ended September 30, 2009. Additionally, the Partnership paid $(25,000) in accrued asset management fees during the six months ended September 30, 2010 compared to $(4,000) during the six months ended September 30, 2009. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate. The Partnership received $8,000 more in reporting fees from Local Limited Partnerships during the six months ended September 30, 2010 as discussed above.

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009. The net decrease in cash and cash equivalents during the nine months ended December 31, 2010 was $(122,000), compared to a net decrease in cash and cash equivalents during the nine months ended December 31, 2009 of $(78,000). The Partnership paid $(95,000) to Local Limited Partnerships during the nine months ended December 31, 2010 compared to $(71,000) of capital contributions paid during the nine months ended December 31, 2009. Certain benchmarks must be met by the Local Limited Partnerships in order for capital contributions to be paid. In addition, the Partnership reimbursed $(13,000) of operating advances to the General Partner or an affiliate during the nine months ended December 31, 2010, compared to $(4,000) of reimbursements during the nine months ended December 31, 2009. Additionally, the Partnership paid $(25,000) in accrued asset management fees during the nine months ended December 31, 2010 compared to $(4,000) during the six months ended December 31, 2009. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate. The Partnership received $8,000 more in reporting fees from Local Limited Partnerships during the six months ended December 31, 2010 as discussed above.

During the three, six and nine months ended June 30, 2010, September 30, 2010 and December 31, 2010, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner or affiliates, increased by $7,000, $57,000 and $113,000, respectively, as compared to March 31, 2010. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

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

In April 2009, the FASB issued accounting guidance for Interim Disclosures about Fair Value of Financial Instruments. This requires disclosure about the method and significant assumptions used to establish the fair value of financial instruments for interim reporting periods as well as annual statements. It became effective for as of and for the interim period ended June 30, 2009 and had no impact on the Partnership’s financial condition or results of operations.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2010, September 30, 2010 and December 31, 2010 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Chief Executive Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14 or 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2010, September 30, 2010, December 31, 2010, and March 31, 2010, (ii) the Condensed Statements of Operations for the three months ended June 30, 2010 and 2009, for the three and six months ended September 30, 2010 and 2009, and for the three and nine months ended December 31, 2010 and 2009 (iii) the Condensed Statements of Partners’ Equity (Deficit) for the three months ended June 30, 2010, for the six months ended September 30, 2010, and for the nine months ended December 31, 2010 (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2010 and 2009, for the six months ended September 30, 2010 and 2009, and for the nine months ended December 31, 2010 and 2009 and (v) the Notes to Condensed Financial Statements.

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

