Form 10-Q
period 2011-06-30
WNC HOUSING TAX CREDIT FUND VI LP SERIES 11
filed 2014-11-07
CIK 1253328

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

For the quarterly period ended September 30, 2011

For the quarterly period ended December 31, 2011

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

(A California Limited Partnership)

INDEX TO FORM 10-Q

For the Quarterly Periods Ended June 30, 2011, September 30, 2011 and December 31, 2011

2

Part I. Financial Information

Item 1. Financial Statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED BALANCE SHEETS

(unaudited)

	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2011
ASSETS
Cash and cash equivalents	$864,484	$854,048	$854,129	$1,245,376
Investments in Local Limited Partnerships, net (Notes 2 and 3)	5,582,908	5,438,796	5,294,683	6,311,846
Due from affiliates, net (Note 5)	150,207	150,207	150,207	207

Total Assets	$6,597,599	$6,443,051	$6,299,019	$7,557,429

LIABILITIES AND PARTNERS’ EQUITY (DEFICIT)

Liabilities:
Payables to Local Limited Partnerships (Note 4)	$10,000	$10,000	$10,000	$148,942
Accrued fees and expenses due to General Partner and affiliates (Note 3)	900,932	943,488	1,097,007	896,795

Total Liabilities	910,932	953,488	1,107,007	1,045,737

Partners’ Equity (Deficit):
General Partner	(8,221)	(8,418)	(8,716)	(7,396)
Limited Partners (25,000 Partnership Units authorized; 16,046 Partnership Units issued and outstanding)	5,694,888	5,497,981	5,200,728	6,519,088

Total Partners’ Equity (Deficit)	5,686,667	5,489,563	5,192,012	6,511,692
Total Liabilities and Partners Equity (Deficit)	$6,597,599	$6,443,051	$6,299,019	$7,557,429

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three Months Ended June 30, 2011 and 2010

(unaudited)

	2011	2010
	Three Months	Three Months

Reporting fees	$2,352	$6,684

Total operating income	2,352	6,684

Operating expenses and loss:
Amortization (Note 2)	12,035	12,035
Asset management fees (Note 3)	41,590	41,590
Asset management expenses	582	2,364
Legal and accounting fees	18,119	16
Impairment loss (Note 2)	584,825	484,027
Write off of advances to Local Limited Partnerships (Note 5)	36,595	-
Other	1,628	1,049

Total operating expenses and loss	695,374	541,081

Loss from operations	(693,022)	(534,397)

Equity in losses of Local Limited Partnerships (Note 2)	(132,078)	(156,891)

Interest income	75	623

Net loss	$(825,025)	$(690,665)

Net loss allocated to:
General Partner	$(825)	$(691)

Limited Partners	$(824,200)	$(689,974)

Net loss per Partnership Unit	$(51)	$(43)

Outstanding weighted Partnership Units	16,046	16,046

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended September 30, 2011 and 2010

(unaudited)

	2011		2010
	Three	Six	Three	Six
	Months	Months	Months	Months

Reporting fees	$3,700	$6,052	$2,300	$8,984

Total operating income	3,700	6,052	2,300	8,984

Operating expenses and loss:
Amortization (Note 3)	12,035	24,070	12,035	24,070
Asset management fees (Note 3)	41,590	83,180	41,590	83,180
Asset management expenses	1,686	2,268	2,621	4,985
Legal and accounting fees	6,478	24,597	5,010	5,026
Impairment loss (Note 2)	-	584,825	-	484,027
Write off of advances to Local Limited Partnerships (Note 5)	-	36,595	-	-
Other	7,044	8,672	105	1,154

Total operating expenses and loss	68,833	764,207	61,361	602,442

Loss from operations	(65,133)	(758,155)	(59,061)	(593,458)

Equity in losses of Local Limited Partnerships (Note 2)	(132,077)	(264,155)	(156,891)	(313,782)

Interest income	106	181	626	1,249

Net loss	$(197,104)	$(1,022,129)	$(215,326)	$(905,991)

Net loss allocated to:
General Partner	$(197)	$(1,022)	$(215)	$(906)

Limited Partners	$(196,907)	$(1,021,107)	$(215,111)	$(905,085)

Net loss per Partnership Unit	$(12)	$(64)	$(13)	$(56)

Outstanding weighted Partnership Units	16,046	16,046	16,046	16,046

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF OPERATIONS

For the Three And Nine Months Ended December 31, 2011 and 2010

(unaudited)

	2011		2010
	Three	Nine	Three	Nine
	Months	Months	Months	Months

Reporting fees	$-	$6,052	$-	$8,984

Total operating income	-	6,052	-	8,984

Operating expenses and loss:
Amortization (Note 3)	12,035	36,105	12,035	36,105
Asset management fees (Note 3)	41,590	124,770	41,590	124,770
Asset management expenses	4,014	6,282	1,133	6,118
Legal and accounting fees	98,159	122,756	13,146	18,172
Impairment loss (Note 2)	-	584,825	-	484,027
Write off of advances to Local Limited Partnerships (Note 5)	-	36,595	-	-
Other	9,871	18,543	682	1,836

Total operating expenses and loss	165,669	929,876	68,586	671,028

Loss from operations	(165,669)	(923,824)	(68,586)	(662,044)

Equity in losses of Local Limited Partnerships (Note 2)	(132,078)	(396,233)	(155,708)	(469,490)

Interest income	196	377	600	1,849

Net loss	$(297,551)	$(1,319,680)	$(223,694)	$(1,129,685)

Net loss allocated to:
General Partner	$(298)	$(1,320)	$(224)	$(1,130)

Limited Partners	$(297,253)	$(1,318,360)	$(223,470)	$(1,128,555)

Net loss per Partnerships Unit	$(19)	$(82)	$(14)	$(70)

Outstanding weighted Partnership Units	16,046	16,046	16,046	16,046

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF PARTNERS’ EQUITY (DEFICIT)

For the Three Months Ended June 30, 2011, Six Months Ended September 30, 2011 and
Nine Months Ended December 31, 2011

(unaudited)

For the Three Months Ended June 30, 2011

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2011	$(7,396)	$6,519,088	$6,511,692

Net loss	(825)	(824,200)	(825,025)

Partners’ equity (deficit) at June 30, 2011	$(8,221)	$5,694,888	$5,686,667

For the Six Months Ended September 30, 2011

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2011	$(7,396)	$6,519,088	$6,511,692

Net loss	(1,022)	(1,021,107)	(1,022,129)

Partners’ equity (deficit) at September 30, 2011	$(8,418)	$5,497,981	$5,489,563

For the Nine Months Ended December 31, 2011

	General	Limited
	Partner	Partners	Total

Partners’ equity (deficit) at March 31, 2011	$(7,396)	$6,519,088	$6,511,692

Net loss	(1,320)	(1,318,360)	(1,319,680)

Partners’ equity (deficit) at December 31, 2011	$(8,716)	$5,200,728	$5,192,012

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Three Months Ended June 30, 2011 and 2010

(unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(825,025)	$(690,665)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	12,035	12,035
Equity in losses of Local Limited Partnerships	132,078	156,891
Impairment loss	584,825	484,207
Write off of advances made to Local Limited Partnerships	36,595	-
Increase in accrued fees and expenses due to General Partner and affiliates	4,137	7,283

Net cash used in operating activities	(55,335)	(30,429)

Cash flows from investing activities:
Advances made to Local Limited Partnerships	(186,595)	-
Capital contributions paid to Local Limited Partnerships	(138,942)	-

Net cash used in investing activities	(325,537)	-

Net decrease in cash and cash equivalents	(380,892)	(30,429)

Cash and cash equivalents, beginning of period	1,245,376	1,393,194

Cash and cash equivalents, end of period	$864,484	$1,362,765

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

CONDENSED STATEMENTS OF CASH FLOWS

For the Six Months Ended September 30, 2011 and 2010

(unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(1,022,129)	$(905,991)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	24,070	24,070
Equity in losses of Local Limited Partnerships	264,155	313,782
Impairment loss	584,825	484,027
Write off of advances made to Local Limited Partnerships	36,595	-
Increase in accrued fees and expenses due to General Partner and affiliates	46,693	56,608

Net cash used in operating activities	(65,791)	(27,504)

Cash flows from investing activities:
Advances made to Local Limited Partnerships	(186,595)	-
Capital contributions paid to Local Limited Partnerships	(138,942)	(95,026)

Net cash used in investing activities	(325,537)	(95,026)

Net decrease in cash and cash equivalents	(391,328)	(122,530)

Cash and cash equivalents, beginning of period	1,245,376	1,393,194

Cash and cash equivalents, end of period	$854,048	$1,270,664

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:

The Partnership increased its investment in Local Limited Partnerships and payables to Local Limited Partnerships for tax credit adjusters.	$-	$180

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

Condensed Statements of Cash Flows

For the Nine Months Ended December 31, 2011 and 2010

(unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(1,319,680)	$(1,129,685)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	36,105	36,105
Equity in losses of Local Limited Partnerships	396,233	469,490
Impairment loss	584,825	484,027
Write off of advances made to Local Limited Partnerships	36,595	-
Increase in accrued fees and expenses due to General Partner and affiliates	200,212	113,159

Net cash used in operating activities	(65,710)	(26,904)

Cash flows from investing activities:
Advances made to Local Limited Partnerships	(186,595)	-
Capital contributions paid to Local Limited Partnerships	(138,942)	(95,026)

Net cash used in investing activities	(325,537)	(95,026)

Net decrease in cash and cash equivalents	(391,247)	(121,930)

Cash and cash equivalents, beginning of period	1,245,376	1,393,194

Cash and cash equivalents, end of period	$854,129	$1,271,264

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Taxes paid	$-	$-

SIGNIFICANT NONCASH INVESTING AND FINANCING ACTIVITIES:

The Partnership increased its investment in Local Limited Partnerships and payables to Local Limited Partnerships for tax credit adjusters.	$-	$180

See accompanying notes to condensed financial statements

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS

For the Quarterly Periods Ended June 30, 2011, September 30, 2011 and

December 31, 2011

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

General

The accompanying condensed unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q for quarterly reports under Section 13 or 15(d) of the Securities Exchange Act of 1934. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2011, six months ended September 30, 2011 and nine months ended December 31, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2012. For further information, refer to the financial statements and footnotes thereto included in the Partnership’s annual report on Form 10-K for the fiscal year ended March 31, 2011.

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

For the Quarterly periods ended June 30, 2011, September 30, 2011 and

December 31, 2011

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

The proceeds from the disposition of any of the Housing Complexes will be used first to pay debts and other obligations per the respective Local Limited Partnership Agreement. Any remaining proceeds will then be paid to the partners of the Local Limited Partnership, including the Partnership, in accordance with the terms of the particular Local Limited Partnership Agreement. The sale of a Housing Complex may be subject to other restrictions and obligations. Accordingly, there can be assurance that a Local Limited Partnership will be able to sell its Housing Complex. Even if it does so, there can be no assurance that any significant amounts of cash will be distributed to the Partnership. Should such distributions occur, the Limited Partners will be entitled to receive distributions from the proceeds remaining after payment of Partnership obligations and funding of reserves, equal to their capital contributions and their return on investment (as defined in the Partnership Agreement). The General Partner would then be entitled to receive proceeds equal to their capital contributions from the remainder. Any additional sale or refinancing proceeds will be distributed 90% to the Limited Partners (in proportion to their respective investments) and 10% to the General Partner.

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

The Partnership has invested in a limited number of Local Limited Partnerships. Such limited diversity means that the results of operation of each single Housing Complex will have a greater impact on the Partnership. With limited diversity, poor performance of one Housing Complex could impair the Partnership’s ability to satisfy its investment objectives. Each Housing Complex is subject to mortgage indebtedness. If a Local Limited Partnership failed to pay its mortgage, it could lose its Housing Complex in foreclosure. If foreclosure were to occur during the first 15 years (the “Compliance Period”), the loss of any remaining future Low Income Housing Tax Credits, a fractional recapture of prior Low Income Housing Tax Credits, and a loss of the Partnership’s investment in the Housing Complex would occur. The Partnership is a limited partner of each Local Limited Partnership. Accordingly, the Partnership will have very limited rights with respect to management of the Local Limited Partnerships. The Partnership will rely totally on the Local General Partners. Neither the Partnership’s investments in Local Limited Partnerships, nor the Local Limited Partnerships’ investments in Housing Complexes, are readily marketable. To the extent the Housing Complexes receive government financing or operating subsidies, they may be subject to one or more of the following risks: difficulties in obtaining tenants for the Housing Complexes; difficulties in obtaining rent increases; limitations on cash distributions; limitations on sales or refinancing of Housing Complexes; limitations on transfers of interests in Local Limited Partnerships; limitations on removal of Local General Partners; limitations on subsidy programs; and possible changes in applicable regulations. Uninsured casualties could result in loss of property and Low Income Housing Tax Credits and recapture of Low Income Housing Tax Credits previously taken. The value of real estate is subject to risks from fluctuating economic conditions, including employment rates, inflation, tax, environmental, land use and zoning policies, supply and demand of similar properties, and neighborhood conditions, among others.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly periods ended June 30, 2011, September 30, 2011 and

December 31, 2011

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

Upon identifying those Housing Complexes with the highest potential for a successful sale, refinancing or re-syndication, the Partnership expects to proceed with efforts to liquidate them. The objective is to maximize the Limited Partners’ return wherever possible and, ultimately, to wind down the Partnership as Low Income Housing Tax Credits are no longer available. Local Limited Partnership interests may be disposed of any time by the General Partner in its discretion. While liquidation of the Housing Complexes continues to be evaluated, the dissolution of the Partnership was not imminent as of December 31, 2011.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly periods ended June 30, 2011, September 30, 2011 and
December 31, 2011

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

Subsequent to December 31, 2011, on August 31, 2012, the Partnership sold its Local Limited Partnership Interest in Lantana Northridge Apartments, LTD (“Lantana Northridge”) to an unrelated third party.  The buyer offered $245,633 to purchase the Local Limited Partnership Interest. Lantana Northridge was appraised for $410,000 and had a mortgage note balance of $814,210 as of December 31, 2011.  The Limited Partnership Interest was originally acquired for $512,217 and the Partnership had paid $384,163 of its capital contributions leaving a balance owing of $128,054.  It was realized that the $128,054 was never going to be paid due to the fact that Low Income Housing Tax Credits were never delivered to the Partnership.  Therefore the outstanding capital contribution of $128,054 was written off and the investment balance for Lantana Northridge was written down by the same amount.  At the time of the disposition the Partnership’s investment balance is zero; therefore a gain of $245,463 will be recorded during the respective period.   The funds will be placed into the Partnership’s reserves and will either be used to make additional investments in Local Limited Partnerships, pay future operating expenses, pay accrued and future operating expenses or returned to investors based on future economic decisions. Due to the untimely completion of the rehabilitation work on the housing complex, all tax credits for Lantana Northridge have been forfeited and cannot be claimed.

Subsequent to December 31, 2011, on August 31, 2012, the Partnership sold its Local Limited Partnership Interest in Lantana Southridge Apartments, LTD (“Lantana Southridge”) to an unrelated third party.  The buyer offered $245,633 to purchase the Local Limited Partnership Interest. Lantana Southridge was appraised for $360,000 and had a mortgage note balance of $747,432 as of December 31, 2011.  The Limited Partnership Interest was originally acquired for $400,166 and the Partnership had paid $300,125 of its capital contributions leaving a balance owing of $100,041.  It was realized that the $100,041 was never going to be paid due to the fact that Low Income Housing Tax Credits were never delivered to the Partnership.  Therefore the outstanding capital contribution of $100,041 was written off and the investment valance for Lantana Southridge was written down by the same amount.   At the time of the disposition the Partnership’s investment balance is zero; therefore a gain of $245,463 will be recorded during the respective period.   The funds will be placed into the Partnership’s reserves and will either be used to make additional investments in Local Limited Partnerships, pay future operating expenses, pay accrued and future operating expenses or returned to investors based on future economic decisions. Due to the untimely completion of the rehabilitation work on the housing complex, all tax credits for Lantana Southridge have been forfeited and cannot be claimed.

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly periods ended June 30, 2011, September 30, 2011 and

December 31, 2011

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

“Equity in losses of Local Limited Partnerships” for each of the periods ended June 30, September 30 and December 31, 2011 and 2010 has been recorded by the Partnership. Management’s estimate for the three, six and nine-month periods is based on either actual unaudited results reported by the Local Limited Partnerships or historical trends in the operations of the Local Limited Partnerships. Equity in losses from the Local Limited Partnerships allocated to the Partnership is not recognized to the extent that the investment balance would be adjusted below zero. If the Local Limited Partnerships report net income in future years, the Partnership will resume applying the equity method only after its share of such net income equals the share of the net losses not recognized during the period(s) the equity method was suspended (see Note 2).

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

Based on this guidance, the Local Limited Partnerships in which the Partnership invests meet the definition of a VIE because the owners of the equity at risk in these entities do not have the power to direct their operations. However, management does not consolidate the Partnership’s interests in these VIEs, as the Partnership is not considered to be the primary beneficiary since it does not have the power to direct the activities that are considered most significant to the economic performance of these entities. The Partnership currently records the amount of its investment in these Local Limited Partnerships as an asset on its balance sheets, recognizes its share of partnership income or losses in the statements of operations, and discloses how it accounts for material types of these investments in its financial statements. The Partnership’s balance in investment in Local Limited Partnerships, plus the risk of recapture of tax credits previously recognized on these investments, represents its maximum exposure to loss. The Partnership’s exposure to loss on these Local Limited Partnerships is mitigated by the condition and financial performance of the underlying Housing Complexes as well as the strength of the Local General Partners and their guarantee against credit recapture to the investors in the Partnership.

Distributions received from the Local Limited Partnerships are accounted for as a reduction of the investment balance. Distributions received after the investment has reached zero are recognized as distribution income. As of June 30, 2011, September 30, 2011, December 31, 2011 and March 31, 2011, four investment accounts in Local Limited Partnerships had reached a zero balance.

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

Cash and Cash Equivalents

The Partnership considers all highly liquid investments with original maturities of three months or less when purchased to be cash equivalents. As of June 30, 2011, September 30, 2011, December 31, 2011 and March 31, 2011, the Partnership had cash equivalents of $856,043, $850,607, $850,689, and $1,238,097, respectively.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly periods ended June 30, 2011, September 30, 2011 and

December 31, 2011

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

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

Impairment

The Partnership reviews its investments in Local Limited Partnerships for impairment at least annually or whenever events or changes in circumstances indicate that the carrying value of such investments may not be recoverable. Recoverability is measured by a comparison of the carrying amount of the investment to the sum of the total amount of the remaining Low Income Housing Tax Credits allocated to the Partnership and any estimated residual value of the investment. Impairment loss for the three months ended June 30, 2011 and 2010 was $584,825 and $484,027, respectively. For the six months ended September 30, 2011 and 2010, impairment loss of $584,825 and $484,027, respectively, was recorded. Impairment loss for the nine months ended December 31, 2011 and 2010 was $584,825 and $484,027, respectively.

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

For the Quarterly periods ended June 30, 2011, September 30, 2011 and

December 31, 2011

(unaudited)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES, continued

Amortization

Acquisition fees and costs are being amortized over 30 years using the straight-line method. Amortization expense for each of the three months ended June 30, 2011 and 2010 was $12,035. For each of the six months ended September 30, 2011 and 2010 amortization expense was $24,070. For each of the nine months ended December 31, 2011 and 2010 amortization expense was $36,105.

Revenue Recognition

The Partnership is entitled to receive reporting fees from the Local Limited Partnerships. The intent of the reporting fees is to offset (in part) administrative costs incurred by the Partnership in corresponding with the Local Limited Partnerships. Due to the uncertainty of the collection of these fees, the Partnership recognizes reporting fees as collections are made.

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS

As of June 30, 2011, September 30, 2011, December 31, 2011, and March 31, 2011 the Partnership has acquired limited partnership interests in fifteen Local Limited Partnerships, each of which owns one Housing Complex consisting of an aggregate of 699 apartment units. The respective Local General Partners of the Local Limited Partnerships manage the day to day operations of the entities. Significant Local Limited Partnership business decisions, as defined, require approval from the Partnership. The Partnership, as a Limited Partner, is generally entitled to 99.98%, as specified in the Local Partnership agreements, of the operating profits and losses, taxable income and losses, and Low Income Housing Tax Credits of the Local Limited Partnerships.

The following is a summary of the equity method activity of the investments in Local Limited Partnerships for the periods presented below:

	For the Three Months Ended June 30, 2011	For the Year Ended March 31, 2011
Investments per balance sheet, beginning of period	$6,311,846	$7,315,317
Impairment loss	(584,825)	(484,027)
Equity in losses of Local Limited Partnerships	(132,078)	(471,484)
Amortization of capitalized acquisition fees and costs	(12,035)	(48,140)
Tax credit adjustments	-	180
Investments per balance sheet, end of period	$5,582,908	$6,311,846

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly periods ended June 30, 2011, September 30, 2011 and

December 31, 2011

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Six Months Ended September 30, 2011	For the Year Ended March 31, 2011
Investments per balance sheet, beginning of period	$6,311,846	$7,315,317
Impairment loss	(584,825)	(484,027)
Equity in losses of Local Limited Partnerships	(264,155)	(471,484)
Amortization of capitalized acquisition fees and costs	(24,070)	(48,140)
Tax credit adjustments	-	180
Investments per balance sheet, end of period	$5,438,796	$6,311,846

	For the Nine Months Ended December 31, 2011	For the Year Ended March 31, 2011
Investments per balance sheet, beginning of period	$6,311,846	$7,315,317
Impairment loss	(584,825)	(484,027)
Equity in losses of Local Limited Partnerships	(396,233)	(471,484)
Amortization of capitalized acquisition fees and costs	(36,105)	(48,140)
Tax credit adjustments	-	180
Investments per balance sheet, end of period	$5,294,683	$6,311,846

	For the Three Months Ended June 30, 2011	For the Year Ended March 31, 2011
Investments in Local Limited Partnerships, net	$4,459,835	$5,176,738
Acquisition fees and costs, net of accumulated amortization of $321,067 and $309,032	1,123,073	1,135,108
Investments per balance sheet, end of period	$5,582,908	$6,311,846

	For the Six Months Ended September 30, 2011	For the Year Ended March 31, 2011
Investments in Local Limited Partnerships, net	$4,327,758	$5,176,738
Acquisition fees and costs, net of accumulated amortization of $333,102 and $309,032	1,111,038	1,135,108
Investments per balance sheet, end of period	$5,438,796	$6,311,846

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly periods ended June 30, 2011, September 30, 2011 and

December 31, 2011

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

	For the Nine Months Ended December 31, 2011	For the Year Ended March 31, 2011
Investments in Local Limited Partnerships, net	$4,195,680	$5,176,738
Acquisition fees and costs, net of accumulated amortization of $345,137 and $309,032	1,099,003	1,135,108
Investments per balance sheet, end of period	$5,294,683	$6,311,846

Selected financial information for the three months ended June 30, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2011	2010
Revenues	$953,000	$900,000
Expenses:
Interest expense	181,000	189,000
Depreciation and amortization	291,000	290,000
Operating expenses	676,000	651,000
Total expenses	1,148,000	1,130,000

Net loss	$(195,000)	$(230,000)

Net loss allocable to the Partnership	$(193,000)	$(224,000)

Net loss recorded by the Partnership	$(132,000)	$(157,000)

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly periods ended June 30, 2011, September 30, 2011 and

December 31, 2011

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

Selected financial information for the six months ended September 30, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2011	2010
Revenues	$1,906,000	$1,799,000
Expenses:
Interest expense	361,000	378,000
Depreciation and amortization	583,000	579,000
Operating expenses	1,353,000	1,301,000
Total expenses	2,297,000	2,258,000

Net loss	$(391,000)	$(459,000)

Net loss allocable to the Partnership	$(387,000)	$(447,000)

Net loss recorded by the Partnership	$(264,000)	$(314,000)

Selected financial information for the nine months ended December 31, 2011 and 2010 from the unaudited combined condensed financial statements of the Local Limited Partnerships in which the Partnership has invested is as follows:

COMBINED CONDENSED STATEMENTS OF OPERATIONS

	2011	2010
Revenues	$2,859,000	$2,698,000
Expenses:
Interest expense	543,000	567,000
Depreciation and amortization	874,000	868,000
Operating expenses	2,029,000	1,952,000
Total expenses	3,446,000	3,387,000

Net loss	$(587,000)	$(689,000)

Net loss allocable to the Partnership	$(580,000)	$(671,000)

Net loss recorded by the Partnership	$(396,000)	$(469,000)

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly periods ended June 30, 2011, September 30, 2011 and

December 31, 2011

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

Upon Rural Development’s approval of the change in management, Profession Property Management took over the responsibility of managing Alpine and Fort Stockton from Town and Country. The original general partner was replaced. As of August 2012 AHDF – Texas RD took over as the General Partner and with the approval of the Partnership. TDHCA issued the 8609s for Alpine on April 9, 2014. The 8609s for Fort Stockton are still pending.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly periods ended June 30, 2011, September 30, 2011 and

December 31, 2011

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly periods ended June 30, 2011, September 30, 2011 and

December 31, 2011

(unaudited)

NOTE 2 - INVESTMENTS IN LOCAL LIMITED PARTNERSHIPS, continued

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Under the terms of the Partnership Agreement, the Partnership has paid or is obligated to the General Partner or its affiliates the following fees:

(a)	Acquisition fees of up to 7% of the gross proceeds from the sale of Partnership Units as compensation for services rendered in connection with the acquisition of Local Limited Partnerships. At the end of all periods presented, the Partnership incurred acquisition fees of $1,123,220, which were included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $249,704, $259,064, $268,424 and $240,344 as of June 30, 2011, September 30, 2011, December 31, 2011 and March 31, 2011, respectively.

(b)	Acquisition costs of 2% of the gross proceeds from the sale of Partnership Units as reimbursement of costs incurred by the General Partner or by an affiliate of Associates in connection with the acquisition of Local Limited Partnerships. As of all periods presented, $320,920, respectively, were included in investments in Local Limited Partnerships. Accumulated amortization of these capitalized costs was $71,363, $74,038, $76,713, and $68,688 as of June 30, 2011, September 30, 2011, December 31, 2011 and March 31, 2011, respectively.

(c)	An annual asset management fee not to exceed 0.5% of the invested assets of the Partnership, as defined. “Invested Assets” means the sum of the Partnership’s investment in Local Limited Partnership interests and the Partnership’s allocable share of mortgage loans on and other debts related to the Housing Complexes owned by such Local Limited Partnerships. Asset management fees of $41,590 were incurred during each of the three months ended June 30, 2011 and 2010. For each of the six months ended September 30, 2011 and 2010, the Partnership incurred asset management fees of $83,180. Asset management fees of $124,770 were incurred during each of the nine months ended December 31, 2011 and 2010. The Partnership paid the General Partner or its affiliates $25,000 during each of the three months ended June 30, 2011 and 2010, $25,000 during each of the six months ended September 30, 2011 and 2010, and $25,000 during each of the nine months ended December 31, 2011 and 2010.

(d)	A subordinated disposition fee in an amount equal to 1% of the sales price of real estate sold. Payment of this fee is subordinated to the limited partners receiving a preferred return of 14% through December 31, 2011 and 6% thereafter (as defined in the Partnership Agreement) and is payable only if the General Partner or its affiliates render services in the sales effort. No such fee was incurred for all periods presented.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly periods ended June 30, 2011, September 30, 2011 and

December 31, 2011

(unaudited)

NOTE 3 - RELATED PARTY TRANSACTIONS, continued

(e)	The Partnership reimburses the General Partner or its affiliates for operating expenses incurred on behalf of the Partnership. Operating expense reimbursements were $32,860 and $12,736 during the three months ended June 30, 2011 and 2010, respectively. For the six months ended September 30, 2011 and 2010, the Partnership reimbursed operating expenses of $47,102 and $12,736, respectively. For the nine months ended December 31, 2011 and 2010, operating expense reimbursements were $47,102 and $12,736, respectively.

The accrued fees and expenses due to General Partner and affiliates consisted of the following at:

	June 30, 2011	September 30, 2011	December 31, 2011	March 31, 2011

Asset management fee payable	$896,518	$938,108	$979,698	$879,928
Expenses paid by the General Partners or an affiliate on behalf of the Partnership	4,414	5,380	117,309	16,867
Total	$900,932	$943,488	$1,097,007	$896,795

NOTE 4 - PAYABLES TO LOCAL LIMITED PARTNERSHIPS

Payables to Local Limited Partnerships represent amounts which are due at various times based on conditions specified in the Local Limited Partnership agreements. These contributions are payable in installments and are generally due upon the Local Limited Partnerships achieving certain operating and development benchmarks (generally within two years of the Partnership’s initial investment). As of June 30, 2011, September 30, 2011, December 31, 2011 and March 31, 2011, $10,000, $10,000, $10,000 and $148,942, were payable, respectively .

NOTE 5 - DUE FROM AFFILIATES

The Partnership is not obligated to fund advances to the Local Limited Partnerships. Occasionally, when Local Limited Partnerships encounter operational issues the Partnership may decide to advance funds to assist the Local Limited Partnership with its operational issues.

As of June 30, 2011, September 30, 2011, December 31, 2011 and March 31, 2011 the Partnership in total had advanced $186,595, $186,595, $186,595, and $0, respectively to two Local Limited Partnership, Deer Creek Limited Partnership and Roscommon Limited Partnership. These advances were used to pay for the property taxes, mortgage payments and operational expenses. Of the total amount advanced, $36,395 was written off due to uncollectibility. The remaining $150,000 was received subsequent to December 31, 2011.

NOTE 6 - SUBSEQUENT EVENTS

Subsequent to December 31, 2011, on August 31, 2012, the Partnership sold its Local Limited Partnership Interest in Lantana Southridge Apartments, LTD (“Lantana Southridge”) to an unrelated third party.  The buyer offered $245,633 to purchase the Local Limited Partnership Interest. Lantana Southridge was appraised for $360,000 and had a mortgage note balance of $747,432 as of December 31, 2011.  The Limited Partnership Interest was originally acquired for $400,166 and the Partnership had paid $300,125 of its capital contributions leaving a balance owing of $100,041.  It was realized that the $100,041 was never going to be paid due to the fact that Low Income Housing Tax Credits were never delivered to the Partnership.  Therefore the outstanding capital contribution of $100,041 was written off and the investment valance for Lantana Southridge was written down by the same amount.   At the time of the disposition the Partnership’s investment balance is zero; therefore a gain of $245,463 will be recorded during the respective period.   The funds will be placed into the Partnership’s reserves and will either be used to make additional investments in Local Limited Partnerships, pay future operating expenses, pay accrued and future operating expenses or returned to investors based on future economic decisions. Due to the untimely completion of the rehabilitation work on the housing complex, all tax credits for Lantana Southridge have been forfeited and cannot be claimed.

WNC HOUSING TAX CREDIT FUND VI, L.P., SERIES 11

(A California Limited Partnership)

NOTES TO CONDENSED FINANCIAL STATEMENTS - CONTINUED

For the Quarterly periods ended June 30, 2011, September 30, 2011 and

December 31, 2011

(unaudited)

NOTE 6 - SUBSEQUENT EVENTS, continued

Subsequent to December 31, 2011, on August 31, 2012, the Partnership sold its Local Limited Partnership Interest in Lantana Southridge Apartments, LTD (“Lantana Southridge”) to an unrelated third party.  The buyer offered $245,633 to purchase the Local Limited Partnership Interest. Lantana Southridge was appraised for $360,000 and had a mortgage note balance of $747,432 as of December 31, 2011.  The Limited Partnership Interest was originally acquired for $400,166 and the Partnership had paid $300,125 of its capital contributions leaving a balance owing of $100,041.  It was realized that the $100,041 was never going to be paid due to the fact that Low Income Housing Tax Credits were never delivered to the Partnership.  Therefore the outstanding capital contribution of $100,041 was written off and the investment valance for Lantana Southridge was written down by the same amount.   At the time of the disposition the Partnership’s investment balance is zero; therefore a gain of $245,463 will be recorded during the respective period.   The funds will be placed into the Partnership’s reserves and will either be used to make additional investments in Local Limited Partnerships, pay future operating expenses, pay accrued and future operating expenses or returned to investors based on future economic decisions. Due to the untimely completion of the rehabilitation work on the housing complex, all tax credits for Lantana Southridge have been forfeited and cannot be claimed.

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

The following discussion and analysis compares the results of operations for the three months ended June 30, 2011 and 2010, the three and six months ended September 30, 2011 and 2010, and the three and nine months ended December 31, 2011 and 2010, and should be read in conjunction with the combined condensed financial statements and accompanying notes included within this report.

Financial Condition

The Partnership’s assets at June 30, 2011 consisted of $864,000 in cash and cash equivalents, aggregate investments in Local Limited Partnerships of $5,583,000 and due from affiliates of $150,000. Liabilities at June 30, 2011 consisted of $901,000 of accrued fees and expenses due to General Partner and affiliates and $10,000 in payables to Local Limited Partnerships.

The Partnership’s assets at September 30, 2011 consisted of $854,000 in cash and cash equivalents, aggregate investments in Local Limited Partnerships of $5,439,000 and due from affiliates consisted of $150,000. Liabilities at September 30, 2011 consisted of $943,000 of accrued fees and expenses due to General Partner and affiliates and $10,000 in payables to Local Limited Partnerships.

The Partnership’s assets at December 31, 2011 consisted of $854,000 in cash and cash equivalents, aggregate investments in Local Limited Partnerships of $5,295,000 and due from affiliates of $150,000. Liabilities at December 31, 2011 consisted of $1,097,000 of accrued fees and expenses due to General Partner and affiliates and $10,000 in payables to Local Limited Partnerships.

Results of Operations

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010. The Partnership’s net loss for the three months ended June 30, 2011 was $(825,000), reflecting an increase of $(134,000) from the net loss experienced for the three months ended June 30, 2010 of $(691,000). There was an increase in impairment loss of $(101,000) for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnership. Equity in losses of Local Limited Partnerships decreased by $25,000 for the three months ended June 30, 2011. The equity in losses can vary each period depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. The accounting and legal fees increased by $(18,000) for the three months ended June 30, 2011, compared to the three months ended June 30, 2010 due to legal issues related to Local Limited Partnerships. There was an increase in write off of advances of $(37,000) during the three months ended June 30, 2011. The advance and write offs vary from period to period based on the needs of the Local Limited Partnerships. Reporting fees decreased by $(4,000) for the three months ended June 30, 2011 compared to the three months ended June 30, 2010. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. The asset management expenses decreased by $2,000 during the three months ended June 30, 2011 compared to the three months ended June 30, 2010 due to the timing of necessary property inspections.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010. The Partnership’s net loss for the three months ended September 30, 2011 was $(197,000), reflecting a decrease of $18,000 from the net loss experienced for the three months ended September 30, 2010 of $(215,000). Equity in losses of Local Limited Partnerships decreased by $25,000 for the three months ended September 30, 2011. The equity in losses can vary each period depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. Reporting fees increased by $1,000 for the three months ended September 30, 2011. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. The accounting and legal fees increased by $(1,000) for the three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to legal issues related to Local Limited Partnerships. The asset management expenses decreased by $1,000 during three months ended September 30, 2011 compared to the three months ended September 30, 2010 due to the timing of necessary property inspections.

Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010. The Partnership’s net loss for the six months ended September 30, 2011 was $(1,022,000), reflecting an increase of $(116,000) from the net loss experienced for the six months ended September 30, 2010 of $(906,000). There was an increase in impairment loss of $(101,000) for the six months ended September 30, 2011 compared to the six months ended September 30, 2010. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnership. Equity in losses of Local Limited Partnerships decreased by $50,000 for the six months ended September 30, 2011. The equity in losses can vary each period depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. The asset management expenses decreased by $3,000 during the six months ended September 30, 2011 due to the timing of necessary property inspections. There was an increase in write off of advances of $(37,000) during the six months ended September 30, 2011. The advances and write offs vary from period to period based on the needs of the Local Limited Partnership. Reporting fees decreased by $(3,000) for the six months ended September 30, 2011. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. The accounting and legal fees increased by $(20,000) for the six months ended September 30, 2011 compared to the six months ended September 30, 2010 due to legal issues related to Local Limited Partnerships.

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010. The Partnership’s net loss for the three months ended December 31, 2011 was $(298,000), reflecting an increase of $(74,000) from the net loss experienced for the three months ended December 31, 2010 of $(224,000). Equity in losses of Local Limited Partnerships decreased by $24,000 for the three months ended December 31, 2011. The equity in losses can vary each period depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. The accounting and legal fees increased by $(85,000) for the three months ended December 31, 2011 compared to the three months ended December 31, 2010 due to legal issues related to Local Limited Partnerships. The asset management expenses increased by $(3,000) during three months ended December 31, 2011 compared to the three months ended December 31, 2010 due to the timing of necessary property inspections. Other expenses increased by $(9,000) due to the increase in consulting work performed during the three months ended December 31, 2011.

Nine Months Ended December 31, 2011 Compared to Nine Months Ended December 31, 2010. The Partnership’s net loss for the nine months ended December 31, 2011 was $(1,320,000), reflecting an increase of $(190,000) from the net loss experienced for the nine months ended December 31, 2010 of $(1,130,000). There was an increase in impairment loss of $(101,000) for the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010. The impairment loss can vary each year depending on the annual decrease in Low Income Housing Tax Credits allocated to the Partnership compared to the current net investment balance that is being carried for the particular Local Limited Partnership. Equity in losses of Local Limited Partnerships decreased by $73,000 for the nine months ended December 31, 2011. The equity in losses can vary each period depending on the operations of the underlying Housing Complexes of the Local Limited Partnerships. There was an increase in write off of advances of $(37,000) during the nine months ended December 31, 2011. The advances and write offs vary from period to period based on the needs of the Local Limited Partnership. Reporting fees decreased by $(3,000) for the nine months ended December 31, 2011. These fees vary as Local Limited Partnerships pay the reporting fees to the Partnership when the Local Limited Partnerships’ cash flows will allow for the payment. The accounting and legal fees increased by $(105,000) for the nine months ended December 31, 2011 compared to the nine months ended December 31, 2010 due to legal issues related to Local Limited Partnerships. Other expenses increased by $(16,000) due to the increase in consulting work performed during the nine months ended December 31, 2011.

Capital Resources and Liquidity

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010. The net decrease in cash and cash equivalents during the three months ended June 30, 2011 was $(381,000), compared to a net decrease in cash and cash equivalents for the three months ended June 30, 2010 of $(30,000). The Partnership paid $(139,000) of contributions to Local Limited Partnerships during the three months ended June 30, 2011 compared to no such payment during the three months ended June 30, 2010. Certain benchmarks must be met by the Local Limited Partnerships in order for capital contributions to be paid. During the three months ended June 30, 2011, the Partnership advanced $(187,000) to Local Limited Partnerships compared to no such advances during the three months ended June 30, 2010. The advances vary from period to period based on the needs of the Local Limited Partnerships. Additionally, the Partnership paid $(25,000) in asset management fees during the three months ended June 30, 2011 and 2010. In addition, the Partnership reimbursed $(33,000) of operating advances to the General Partner or an affiliate during the three months ended June 30, 2011, compared to $(13,000) during the three months ended June 30, 2010. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate. The Partnership received $(4,000) less in reporting fees from Local Limited Partnerships during the three months ended June 30, 2011 as discussed above.

Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010. The net decrease in cash and cash equivalents during the six months ended September 30, 2011 was $(391,000) compared to a net decrease in cash and cash equivalents during the six months ended September 30, 2010 of $(123,000). The Partnership paid $(139,000) of contributions to Local Limited Partnerships during the six months ended September 30, 2011 compared to $(95,000) paid during the six months ended September 30, 2010. Certain benchmarks must be met by the Local Limited Partnerships in order for capital contributions to be paid. The Partnership advanced $(187,000) to Local Limited Partnerships during the six months ended September 30, 2011 compared to no such advances during the six months ended September 30, 2010. The advances vary from period to period based on the needs of the Local Limited Partnerships. In addition, the Partnership reimbursed $(47,000) of operating advances to the General Partner or an affiliate during the six months ended September 30, 2011, compared to $(13,000) during the six months ended September 30, 2010. Additionally, the Partnership paid $(25,000) in accrued asset management fees during the six months ended September 30, 2011 and 2010. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate. The Partnership received $(3,000) less in reporting fees from Local Limited Partnerships during the six months ended September 30, 2011 as discussed above.

Nine Months Ended December 31, 2011 Compared to Nine Months Ended December 31, 2010. The net decrease in cash and cash equivalents during the nine months ended December 31, 2011 was $(391,000) compared to a net decrease in cash and cash equivalents during the nine months ended December 31, 2010 of $(122,000). The Partnership paid $(139,000) of contributions to Local Limited Partnerships during the nine months ended December 31, 2011 compared to $(95,000) paid during the nine months ended December 31, 2010. Certain benchmarks must be met by the Local Limited Partnerships in order for capital contributions to be paid. The Partnership advanced $(187,000) to Local Limited Partnerships during the nine months ended December 31, 2011. The advances vary from period to period based on the needs of the Local Limited Partnerships. In addition, the Partnership reimbursed $(48,000) of operating advances to the General Partner or an affiliate during the nine months ended December 31, 2011, compared to $(13,000) during the nine months ended December 31, 2010. Additionally, the Partnership paid $(25,000) in accrued asset management fees during the nine months ended December 31, 2011 and 2010. Each quarter the Partnership evaluates the cash position and determines how much of the accrued asset management fee and operating expense reimbursements will be paid to the General Partner or affiliate. The Partnership received $(3,000) less in reporting fees from Local Limited Partnerships during the nine months ended December 31, 2011 as discussed above.

During the three, six and nine months ended June 30, 2011, September 30, 2011 and December 31, 2011, accrued payables, which consist primarily of related party asset management fees and advances due to the General Partner or affiliates, increased by $4,000, $47,000 and $200,000, respectively, as compared to March 31, 2011. The General Partner does not anticipate that these accrued fees and advances will be paid until such time as capital reserves are in excess of foreseeable working capital requirements of the Partnership.

The Partnership expects its future cash flows, together with its net available assets as of December 31, 2011, to be insufficient to meet all currently foreseeable future cash requirements. Associates has agreed to continue providing advances sufficient enough to fund the operations and working capital requirements of the Partnership through November 30, 2015.

Recent Accounting Changes

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

In June 2009, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (VIEs). The amended guidance modified the consolidation model to one based on control and economics, and replaced quantitative primary beneficiary analysis with a qualitative analysis. The primary beneficiary of a VIE will be the entity that has (1) the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and (2) the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. If multiple unrelated parties share such power, as defined, no party will be required to consolidate the VIE. Further, the amended guidance requires continual reconsideration of the primary beneficiary of a VIE and adds an additional reconsideration event for determination of whether an entity is a VIE. Additionally, the amendment requires enhanced and expanded disclosures around VIEs. This amendment was effective for fiscal years beginning after November 15, 2009. The adoption of this guidance on April 1, 2010 did not have a material effect on the Partnership’s financial statements.

In May 2011, the FASB issued an update to existing guidance related to fair value measurements on how to measure fair value and what disclosures to provide about fair value measurements. For fair value measurements categorized as level 3, a reporting entity should disclose quantitative information of the unobservable inputs and assumptions, a description of the valuation processes and narrative description of the sensitivity of the fair value to changes in unobservable inputs. This update is effective for interim and annual periods beginning after December 15, 2011. The adoption of this update did not materially affect the Partnership’s financial statements.

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

There were no changes in the Partnership’s internal control over financial reporting that occurred during the quarters ended June 30, 2011, September 30, 2011 and December 31, 2011 that materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings

NONE

Item 1A.	Risk Factors

No material changes in risk factors as previously disclosed in the Partnership’s Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

NONE

Item 3.	Defaults Upon Senior Securities

NONE

Item 4.	Mine Safety Disclosures

NOT APPLICABLE

Item 5.	Other Information

NONE

Item 6.	Exhibits

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14 and 15d-14, as adopted pursuant to section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)

32.1	Section 1350 Certification of the Chief Executive Officer. (filed herewith)

32.2	Section 1350 Certification of the Chief Financial Officer. (filed herewith)

101	Interactive data files pursuant to Rule 405 of Regulation S-T: (i) the Condensed Balance Sheets at June 30, 2011, September 30, 2011 December 31, 2011, and March 31, 2011, (ii) the Condensed Statements of Operations for the three months ended June 30, 2011 and 2010, for the three and six months ended September 30, 2011 and 2010, and for the three and nine months ended December 31, 2011 and 2010 (iii) the Condensed Statements of Partners’ Equity (Deficit) for the three months ended June 30, 2011, for the six months ended September 30, 2011, and for the nine months ended December 31, 2011 (iv) the Condensed Statements of Cash Flows for the three months ended June 30, 2011 and 2010, for the six months ended September 30, 2011 and 2010, and for the nine months ended December 31, 2011 and 2010 and (v) the Notes to Condensed Financial Statements.

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

